Form 10-Q
period 2024-03-31
Greenbrook TMS Inc.
filed 2024-05-15
CIK 1735948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to

Commission File Number 001-40199

GREENBROOK TMS INC.

(Exact name of Registrant as Specified in its Charter)

Ontario	98-1512724
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

890 Yonge Street, 7th Floor

Toronto, Ontario, Canada

M4W 3P4

(Address of principal executive offices)

(416) 322-9700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	GBNHF	***(1)

(1) On February 26, 2024, the common shares (“Common Shares”) of Greenbrook TMS Inc. (the “Company”) were suspended from trading on the Nasdaq Capital Market of the Nasdaq Stock Market LLC. On March 22, 2024, the Common Shares began trading on the OTCQB Market, operated by OTC Markets Group Inc under the symbol “GBNHF”. On April 1, 2024, the Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to complete the delisting of the Common Shares from the Nasdaq, with such delisting becoming effective on April 11, 2024. The deregistration of the Common Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended, will become effective 90 days after the filing of the Form 25, or such shorter period as the SEC may determine.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes     ☒   No    ☐    Not Applicable    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No    ☒

As of May 10, 2024, 46,602,260 common shares of the registrant were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including the Company’s expectations regarding the continued roll-out of the Spravato® Program and Medication Management (each as defined herein) at additional Treatment Centers and our potential to enhance profit margins and diversify total revenue, the impact of the Restructuring Plan (as defined herein) on our business, our expansion opportunities, our expectations regarding our liquidity and available financing and continued compliance with the Credit Agreement (as defined herein) and our other outstanding debt obligations, our expectations regarding the Klein Matters (as defined herein), and our expectations of future results, performance, achievements, prospects or opportunities, constitutes “forward-looking information” within the meaning of applicable securities laws in Canada and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). This information is based on management’s reasonable assumptions and beliefs in light of the information currently available to us and is current as of the date of this Quarterly Report. Actual results and the timing of events may differ materially from those anticipated in the forward-looking information contained in this Quarterly Report as a result of various factors.

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

Many factors could cause our actual results, level of activity, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, without limitation: macroeconomic factors such as inflation and recessionary conditions, substantial doubt regarding the Company’s ability to continue as a going concern due to recurring losses from operations; inability to increase cash flow and/or raise sufficient capital to support the Company’s operating activities and fund its cash obligations, repay indebtedness and satisfy the Company’s working capital needs and debt obligations; prolonged decline in the price of the Company’s common shares (“Common Shares”) reducing the Company’s ability to raise capital; inability to satisfy debt covenants under the Credit Agreement and the potential acceleration of indebtedness, risks related to the resolution of the Company’s ongoing litigation with Benjamin Klein; risks related to our ability to continue to negotiate amendments to the Credit Agreement to prevent a default; risks relating to our ability to deliver and execute on our Restructuring Plan and the possible failure to complete the Restructuring Plan on terms acceptable to the Company or its suppliers (including Neuronetics, Inc. (“Neuronetics”)), or at all; risks relating to maintaining an active, liquid and orderly trading market for our Common Shares as a result of our delisting from trading on the Nasdaq Capital Market of the Nasdaq Stock Market LLC (“Nasdaq”); risks relating to the Company’s ability to realize expected cost-savings and other anticipated benefits from the Restructuring Plan; risks related to the Company’s negative cash flows, liquidity and its ability to secure additional financing; increases in indebtedness levels causing a reduction in financial flexibility; inability to achieve or sustain profitability in the future; inability to secure additional financing to fund losses from operations and satisfy our debt obligations; risks relating to strategic alternatives, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining bankruptcy protection, and the terms, value and timing of any transaction resulting from that process; claims made by or against the Company, including the Klein Matters, which may be resolved unfavorably to us; risks relating to the Company’s dependence on Neuronetics as its exclusive supplier of TMS Devices (as defined below); risks and uncertainties relating to the restatement of our financial statements for Fiscal 2022 and Fiscal Q3 2023, including any potential litigation and/or regulatory proceedings as well as any adverse effect on investor confidence and our reputation; as well as the factors discussed in the “Part II – Item 1A. Risk Factors” section of this Quarterly Report. Additional risks and uncertainties are discussed in the Company’s materials filed with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”) from time to time, including the Company’s Annual Report on Form 10-K filed on April 26, 2024 in respect of the fiscal year ended December 31, 2023 (the “Annual Report”). These factors are not intended to represent a complete list of the factors that could affect us; however, these factors should be considered carefully.

The purpose of forward-looking statements is to provide the reader with a description of management’s current expectations regarding the Company’s financial performance and may not be appropriate for other purposes; readers should not place undue reliance on them. To the extent any forward-looking statements in this Quarterly Report constitutes future-oriented financial information or financial outlook, within the meaning of applicable securities laws, such information is being provided to demonstrate the potential of the Company and readers are cautioned that this information may not be appropriate for any other purpose. Future-oriented financial information and financial outlook, as with forward-looking statements generally, are based on current assumptions and are subject to risks, uncertainties and other factors. Furthermore, unless otherwise stated, the forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. The forward-looking statements contained in this Quarterly Report are expressly qualified by this cautionary statement.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Greenbrook TMS Inc.

Three months ended March 31, 2024 and 2023

(Unaudited)

GREENBROOK TMS INC.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets

Current assets:
Cash	$2,653,197	$3,323,708
Restricted cash	1,000,000	1,000,000
Accounts receivable, net (note 19(b))	8,534,213	7,569,843
Prepaid expenses and other	4,107,378	3,079,785
Total current assets	16,294,788	14,973,336

Property, plant and equipment (note 5)	4,963,013	4,793,979
Intangible assets (note 6)	605,509	622,057
Finance right-of-use assets (note 7(a))	1,658,064	2,140,338
Operating right-of-use assets (note 7(b))	29,131,463	28,887,905
Total assets	$52,652,837	$51,417,615

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$16,235,405	$13,701,630
Current portion of loans payable (note 9(a))	6,300,892	5,770,603
Current portion of finance lease liabilities (note 7(a))	547,440	622,730
Current portion of operating lease liabilities (note 7(b))	4,196,429	3,960,346
Current portion of shareholder loans (note 10)	507,524	505,161
Other payables (note 11)	2,565,269	5,730,781
Non-controlling interest loans (note 9(b))	64,767	63,174
Deferred and contingent consideration (note 12)	1,000,000	1,000,000
Advance for research collaboration (note 13)	1,300,000	1,300,000
Total current liabilities	32,717,726	32,654,425

Loans payable (note 9(a))	105,322,485	90,230,173
Finance lease liabilities (note 7(a))	144,660	235,107
Operating lease liabilities (note 7(b))	26,506,539	26,438,220
Shareholder loans (note 10)	2,928,411	2,807,480
Total liabilities	167,619,821	152,365,405

Shareholders’ deficit:
Common shares (note 14)	121,236,710	120,741,061
Contributed surplus (note 15)	5,423,002	5,397,700
Deficit	(238,393,266)	(224,174,970)
Total shareholders’ deficit excluding non-controlling interest	(111,733,554)	(98,036,209)
Non-controlling interest (note 23)	(3,233,430)	(2,911,581)
Total shareholders’ deficit	(114,966,984)	(100,947,790)

Basis of preparation and going concern (note 2(a))
Contingencies (note 16)
Subsequent event (notes 2(a) and 25)
Related party transactions (note 21)

Total liabilities and shareholders’ deficit	$52,652,837	$51,417,615

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

	March 31,	March 31,
	2024	2023
Revenue:
Service revenue	$18,012,190	$19,304,461

Expenses:
Direct center and patient care costs	13,158,183	13,758,220
Other regional and center support costs (note 24)	7,032,567	5,078,698
Depreciation (notes 5 and 7(a))	313,240	965,048
	20,503,990	19,801,966

Regional operating loss	(2,491,800)	(497,505)

Center development costs	124,444	112,191
Corporate, general and administrative expenses (note 24)	7,679,714	7,278,571
Share-based compensation (note 15)	25,302	62,948
Amortization (note 6)	16,548	16,548
Interest expense	4,202,402	2,692,418
Interest income	(65)	(45)

Loss before income taxes	(14,540,145)	(10,660,136)

Income tax expense (note 18)	—	—

Loss for the period and comprehensive loss	$(14,540,145)	$(10,660,136)
Non-controlling interest (note 23)	(321,849)	(68,826)
Loss for the period and comprehensive loss attributable to Greenbrook	$(14,218,296)	$(10,591,310)

Net loss per share (note 22):
Basic	$(0.32)	$(0.34)
Diluted	(0.32)	(0.34)

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Condensed Interim Consolidated Statements of Changes in Equity (Deficit)

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

					Non-	Total
	Common shares		Contributed		controlling	equity
Three months ended March 31, 2023	Number	Amount	surplus	Deficit	interest	(deficit)
Balance, December 31, 2022	29,436,545	$114,120,362	$4,552,067	$(175,007,144)	$(2,777,127)	$(59,111,842)
Net comprehensive loss for the period	—	—	—	(10,591,310)	(68,826)	(10,660,136)
Share-based compensation (note 15)	—	—	62,948	—	—	62,948
Issuance of common shares (note 14)	11,363,635	6,139,262	—	—	—	6,139,262
Issuance of lender warrants	—	—	59,786	—	—	59,786
Acquisition of subsidiary non-controlling interest (note 23)	—	—	—	(118,052)	118,052	—
Balance, March 31, 2023	40,800,180	$120,259,624	$4,674,801	$(185,716,506)	$(2,727,901)	$(63,509,982)

					Non-	Total
	Common shares		Contributed		controlling	equity
Three months ended March 31, 2024	Number	Amount	surplus	Deficit	interest	(deficit)
Balance, December 31, 2023	42,774,011	$120,741,061	$5,397,700	$(224,174,970)	$(2,911,581)	$(100,947,790)
Net comprehensive loss for the period	—	—	—	(14,218,296)	(321,849)	(14,540,145)
Share-based compensation (note 15)	—	—	25,302	—	—	25,302
Issuance of common shares (note 14)	2,828,249	495,649	—	—	—	495,649
Balance, March 31, 2024	45,602,260	$121,236,710	$5,423,002	$(238,393,266)	$(3,233,430)	$(114,966,984)

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

	Three months ended
	March 31,	March 31,
	2024	2023
Cash provided by (used in)

Operating activities:
Loss for the period	$(14,540,145)	$(10,660,136)
Adjusted for:
Amortization	16,548	16,548
Depreciation	313,240	965,048
Operating lease expense	1,850,295	2,094,852
Interest expense	4,202,402	2,692,418
Interest income	(65)	(45)
Share-based compensation	25,302	62,948
Gain on lender warrants	—	(6,567)
Gain on deferred share units	(239,465)	(299,191)
Gain on performance share units	(1,047)	(41,100)
Change in non-cash operating working capital:
Accounts receivable	(964,370)	(266,310)
Prepaid expenses and other	(1,027,593)	(279,908)
Accounts payable and accrued liabilities	2,533,775	3,345,961
Other payables	(2,925,000)	—
Provision	—	48,926
Interest paid	(261,455)	(2,065,190)
Interest received	65	45
Principal repayment of operating lease liabilities	(1,793,179)	(2,000,115)
	(12,810,692)	(6,391,816)
Financing activities:
Net proceeds on issuance of common shares (note 14)	495,649	6,139,262
Financing costs incurred	(277,691)	(647,471)
Loans payable advanced (note 9(a))	12,512,691	6,000,000
Loans payable and promissory notes repaid (note 9(a))	(423,887)	(93,869)
Promissory notes advanced (note 9(a) and note 10)	—	1,750,000
Principal repayment of finance lease liabilities	(166,581)	(1,322,753)
Net non-controlling interest loans advanced	—	2,374
	12,140,181	11,827,543

Investing activities:
Purchase of property, plant and equipment	—	(8,690)
	—	(8,690)

Increase (decrease) in cash	(670,511)	5,427,037

Cash, beginning of period	3,323,708	1,623,957

Cash, end of period	$2,653,197	$7,050,994

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and March 31, 2023

(Unaudited)

1.	Reporting entity:

Greenbrook TMS Inc. (the “Company”), an Ontario corporation along with its subsidiaries, controls and operates a network of outpatient mental health services centers that specialize in the provision of Transcranial Magnetic Stimulation (“TMS”) therapy and other treatment modalities for the treatment of depression and related psychiatric services.

The Company’s head and registered office is located at 890 Yonge Street, 7th Floor, Toronto, Ontario, Canada, M4W 3P4. Our United States corporate headquarters is located at 8401 Greensboro Drive, Suite 425, Tysons Corner, Virginia, USA, 22102.

2.	Basis of presentation:
(a)	Going concern:

These condensed interim consolidated financial statements for the three months ended March 31, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the basis of presentation outlined in note 2(b) on the assumption that the Company is a going concern and will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the next 12 months.

The Company has experienced losses since inception and has negative cash flow from operating activities of $12,810,692 for the three months ended March 31, 2024 ($6,391,816 – three months ended March 31, 2023). The Company’s cash balance, excluding restricted cash, as at March 31, 2024 was $2,653,197 ($3,323,708 as at December 31, 2023) and negative working capital as at March 31, 2024 was $16,422,938 (negative working capital of $17,681,089 as at December 31, 2023).

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

On March 23, 2023, the Company completed a non-brokered private placement of common shares of the Company (the "Common Shares”), for aggregate gross proceeds to the Company of approximately $6,250,000 (the "2023 Private Placement"). The 2023 Private Placement included investments by Madryn, together with certain of the Company’s other major shareholders, including Greybrook Health Inc. (“Greybrook Health”) and affiliates of Masters Special Situations LLC (“MSS”).

On July 13, 2023, the Company entered into a purchase agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni”). The Alumni Purchase Agreement provided equity line financing for sales from time to time of up to $4,458,156 of Common Shares. The Company issued an aggregate of 1,761,538 Common Shares under the Alumni Purchase Agreement for gross proceeds of $481,437.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

2.	Basis of presentation (continued):
(a)	Going concern (continued):

On February 26, 2024, the Company completed a registered direct offering of common shares (the “February 2024 Direct Offering”). Pursuant to the February 2024 Direct Offering, an aggregate of 2,828,249 Common Shares were issued at a price of $0.20 per Common Share, for aggregate gross proceeds to the Company of $565,649. See note 14.

During the three months ended March 31, 2024, the Company received an aggregate of $12,512,691 in debt financings from Madryn in order to satisfy short-term cash requirements, and certain amendments to the Madryn Credit Facility were also effected to amend the Company’s minimum liquidity covenant. See note 9.

The terms of the Madryn Credit Facility require the Company to satisfy various financial covenants including a minimum liquidity and minimum consolidated revenue amounts that became effective on July 14, 2022 and September 30, 2022, respectively. A failure to comply with these covenants, or failure to obtain a waiver for any non-compliance, would result in an event of default under the Madryn Credit Agreement and would allow Madryn to accelerate repayment of the debt, which could materially and adversely affect the business, results of operations and financial condition of the Company. On February 21, 2023, March 20, 2023, June 14, 2023, July 3, 2023, July 14, 2023, August 1, 2023, August 14, 2023, September 15, 2023, September 29, 2023, October 12, 2023, November 15, 2023, December 14, 2023, January 19, 2024 , February 15, 2024, March 15, 2024 and March 28, 2024, the Company received waivers from Madryn with respect to the Company’s non-compliance with the minimum liquidity covenant which has been extended to May 30, 2024. In addition, the Company also received a waiver relating to the requirement to deliver financial statements within 90 days of each fiscal year end until April 26, 2024, and audited financial statements for such fiscal year, accompanied by a report and opinion of an independent certified public accountant which is not subject to any “going concern” or like qualification or exception or any qualification or exception as to the scope of such audit. As at March 31, 2024, the Company was in compliance with the financial covenants of the Madryn Credit Agreement, as amended.

On April 15 and May 1, 2024, the Company received an aggregate of $4,832,487 in debt financing from Madryn in order to satisfy the Company’s short-term cash requirements.

On February 22, 2024, the Company received the final delisting notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) due to the continued failure to satisfy either the $1.00 minimum bid price listing requirement in Nasdaq Listing Rule 5550(a)(2) or the minimum stockholders’ equity requirements in Nasdaq Listing Rule 5550(b). Consequently, the trading of the Company’s common shares was suspended as of the open of trading on February 26, 2024. The Company determined that it was in the overall best interests of the Company not to appeal the decision. Subsequently, the Company’s Common Shares have been quoted on OTC Markets.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

2.Basis of presentation (continued):

(a)	Going concern (continued):

Although the Company believes it will become cash flow positive in the future, the timing of this is uncertain given that the Company has historically not been able to meet its forecast, and is also dependent on the continued execution of the Restructuring Plan (as defined below) (see note 24), our ability to meet our debt obligations and remain in compliance with debt covenants and the outcome of the pending Delaware Complaint (as defined below) (see note 16). The Company will require additional financing in order to fund its operating and investing activities, including making timely payments to certain vendors, landlords, lenders (including shareholders) and similar other business partners. The delay in such payments may result in potential defaults under the terms of the agreements the Company has with various parties. As such, additional financing is required in order for the Company to repay its short-term obligations. The Company has historically been able to obtain financing from supportive shareholders, its lenders and other sources when required; however, the Company may not be able to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If additional financing is not obtained, the Company may not be able to repay its short-term obligations and will need to obtain additional amendments or waivers from Madryn in order to remain compliant with the covenants and avoid Madryn accelerating repayment of the debt; however, there can be no assurances that such amendments or waivers will be obtained, which may result in a requirement to file for bankruptcy protection. The existence of the above-described conditions indicate substantial doubt as to the Company’s ability to continue as a going concern as at March 31, 2024.

These condensed interim consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumptions were not appropriate. If the going concern basis was not appropriate for these condensed interim consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported expenses, and the condensed interim consolidated balance sheet classification used, and these adjustments may be material.

(b)	Basis of measurement:

These condensed interim consolidated financial statements have been prepared on a historic cost basis except for financial instruments classified as fair value through profit or loss, which are stated at their fair value. Other measurement bases are described in the applicable notes.

Presentation of the condensed interim consolidated balance sheet differentiates between current and non - current assets and liabilities. The condensed interim consolidated statements of comprehensive loss are presented using the function classification of expense.

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

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

3.	Material accounting policies:

These condensed interim consolidated financial statements have been prepared using the material accounting policies consistent with those applied in the Company’s December 31, 2023 audited consolidated financial statements.

4.	Recent accounting pronouncements:

Recent accounting pronouncements adopted:

The SEC has issued the following amendments to the existing standards that became effective for periods beginning on or after January 1, 2024:

(i)

Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard introduces improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.

The adoption of the amendments to the existing standards did not have a material impact on these condensed interim consolidated financial statements.

5.	Property, plant and equipment:

	Leasehold
	improvements	TMS devices	Total
Cost

Balance, December 31, 2023	$359,662	$6,427,908	$6,787,570
Additions	—	420,271	420,271
Balance, March 31, 2024	$359,662	$6,848,179	$7,207,841

Accumulated depreciation

Balance, December 31, 2023	$156,540	$1,837,051	$1,993,591
Depreciation	15,552	235,685	251,237
Balance, March 31, 2024	$172,092	$2,072,736	$2,244,828

Net book value

Balance, December 31, 2023	$203,122	$4,590,857	$4,793,979
Balance, March 31, 2024	187,570	4,775,443	4,963,013

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

6.	Intangible assets:

	Management	Covenant not
	service agreement	to compete	Total
Cost

Balance, December 31, 2023	$2,792,178	$355,238	$3,147,416
Additions	—	—	—
Balance, March 31, 2024	$2,792,178	$355,238	$3,147,416

Accumulated amortization

Balance, December 31, 2023	$2,176,641	$348,718	$2,525,359
Amortization	14,333	2,215	16,548
Balance, March 31, 2024	$2,190,974	$350,933	$2,541,907

Net book value

Balance, December 31, 2023	$615,537	$6,520	$622,057
Balance, March 31, 2024	601,204	4,305	605,509

7.	Right-of-use assets and lease liabilities:

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

Lease liabilities have been measured by discounting future lease payments using a rate implicit in the lease or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate during the period ended March 31, 2024 is 14.5% (December 31, 2023 – 14.5%).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

7.	Right-of-use assets and lease liabilities (continued):
(a)	Finance leases:

Finance leases include lease agreements relating to TMS devices.

March 31,
2024

Finance right-of-use assets, beginning of the period	$2,140,338
Impact of lease additions, disposals and/or modifications	—
Exercise of buy-out options into property, plant and equipment	(420,271)
Depreciation on right-of-use assets	(62,003)

Finance right-of-use assets, end of the period	$1,658,064

March 31,
2024
Finance lease liabilities, beginning of the period	$857,837
Impact of lease additions, disposals and/or modifications	(14,750)
Interest expense on lease liabilities	22,083
Payments of lease liabilities	(173,070)

Finance lease liabilities, end of the period	$692,100

Less current portion of finance lease liabilities	547,440

Long term portion of finance lease liabilities	$144,660

(b)	Operating leases:

Operating leases include lease agreements relating to Treatment Centers.

March 31,
2024
Operating right-of-use assets, beginning of the period	$28,887,905
Impact of lease additions, disposals and/or modifications	1,278,690
Impairment of right-of-use assets	—
Right-of-use asset lease expense	(1,035,132)

Operating right-of-use assets, end of the period	$29,131,463

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

7.	Right-of-use assets and leases liabilities (continued):

(b)	Operating leases (continued):

March 31,
2024
Operating lease liabilities, beginning of the period	$30,398,566

Impact of lease additions, disposals and/or modifications	1,282,417
Lease liability expense	815,164
Payments of lease liabilities	(1,793,179)

Operating lease liabilities, end of the period	30,702,968

Less current portion of operating lease liabilities	4,196,429

Long term portion of operating lease liabilities	$26,506,539

8.	Accounts payable and accrued liabilities:

The accounts payable and accrued liabilities are as follows:

	March 31,	December 31,
	2024	2023
Accounts payable	$11,107,809	$9,050,616
Accrued liabilities	5,127,596	4,651,014
Total	$16,235,405	$13,701,630

9.Loans payable:

(a)	Borrowings:

	TMS
	device	Credit	Promissory	Neuronetics
	loans (i)	Facility (ii)	notes (iii)	Note (iv)	Total
Short Term	$37,446	$3,594,100	$1,069,346	$1,600,000	$6,300,892
Long Term	—	96,135,792	5,986,693	3,200,000	105,322,485
Total, net	$37,446	$99,729,892	$7,056,039	$4,800,000	$111,623,377
Unamortized capitalized financing costs	—	2,954,639	166,987	—	3,121,626
Total, March 31, 2024	$37,446	$102,684,531	$7,223,026	$4,800,000	$114,745,003

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

9.Loans payable (continued):

(a)Borrowings (continued):

(i)	TMS Device loans:

During the year ended December 31, 2022, the Company assumed loans as part of the Success TMS Acquisition (as defined below) from three separate financing companies for the purchase of TMS devices. These TMS device loans bear an average interest rate of 9.3% with average monthly blended interest and capital payments of $1,538 and mature during the years ending December 31, 2023 to December 31, 2025. There are no covenants associated with these loans.

During the three months ended March 31, 2024, the Company repaid TMS device loans totalling $23,887 (three months ended March 31, 2023 - $41,612).

(ii)	Credit Facility:

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

On February 1, February 21, March 20, March 24, August 1, September 15, October 19, November 2, November 15, December 5, December 14, and December 28, 2023, and January 19, February 5, February 15, March 1, March 15, March 29 and April 15, 2024, the Company entered into amendments to the Madryn Credit Facility, whereby Madryn extended eighteen additional tranches of debt financing to the Company in an aggregate principal amount of $39,244,329, each of which were fully funded at closing of the applicable tranche (the “New Loans”). The terms and conditions of the New Loans are consistent with the terms and conditions of the Existing Loan. See note 25.

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

The carrying amount of the Madryn Credit Facility as at March 31, 2024 is $99,729,892 (December 31, 2023 – $83,943,636). Interest expense for three months ended March 31, 2024 was $3,630,827 (March 31, 2023 - $2,248,639). Financing costs of $4,110,000 were incurred and are deferred over the term of the Madryn Credit Facility, of which $277,691 was incurred during the three months ended March 31, 2024 associated with the various amendments. Amortization of deferred financing costs for the three months ended March 31, 2024 was $203,171 (three months ended March 31, 2023 - $153,804) at an effective interest rate of 0.93% (December 31, 2023 – 1.01%) and were included in interest expense.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

9.Loans payable (continued):

(ii)Madryn Credit Facility (continued)

In accordance with the terms of the Madryn Credit Agreement, the Company has issued conversion instruments (each, a “Madryn Conversion Instrument”) to Madryn and certain of its affiliated entities that provide the holders thereof with the option to convert up to $5,000,000 of the outstanding principal amount of the Madryn Credit Facility into Common Shares at a price per share equal to $1.90, subject to customary anti-dilution adjustments. The New Loans provide the holders with the option to convert up to $2,430,149 of the outstanding principal amount of the New Loans into Common Shares at a price per share equal to $1.90, subject to customary anti-dilution adjustments. The instrument is convertible into up to 3,910,604 common shares. The conversion instruments have been recorded utilizing the no proceeds allocated method, which results in all proceeds allocated to the financial liability.

The terms of the Madryn Credit Agreement require the Company to satisfy various affirmative and negative covenants and to meet certain financial tests, including but not limited to, consolidated minimum revenue and minimum liquidity covenants. In addition, the Madryn Credit Agreement contains affirmative and negative covenants that limit, among other things, the Company’s ability to incur additional indebtedness outside of what is permitted under the Madryn Credit Agreement, create certain liens on assets, declare dividends and engage in certain types of transactions. The Madryn Credit Agreement also includes customary events of default, including payment and covenant breaches, bankruptcy events and the occurrence of a change of control. The Madryn Credit Facility also requires the Company to deliver to Madryn annual audited financial statements that do not contain any “going concern” note, however, the Company has obtained waivers from Madryn with respect to such obligation for fiscal 2023.

On June 14, 2023, the Company received a waiver from Madryn under the Madryn Credit Agreement to temporarily reduce the Company’s minimum liquidity covenant until June 30, 2023. As consideration for the waiver, Madryn received an amendment fee in the amount of $1,000,000, which was paid-in-kind by adding the amount to the outstanding principal balance of the loan and was recorded in corporate, general and administrative expenses. On August 1, 2023, the Company amended the Madryn Credit Agreement to convert the June 30, 2023 cash interest payment into paid - in - kind interest. During the three months ended March 31, 2024, the Company amended the Madryn Credit Agreement to convert the March 31, 2024 cash interest payment into paid - in - kind interest.

On February 21, 2023, March 20, 2023, June 14, 2023, July 3, 2023, July 14, 2023, August 1, 2023, August 14, 2023, September 15, 2023, September 29, 2023, October 12, 2023, November 15, 2023, December 14, 2023, January 19, 2024, February 15, 2024, March 15, 2024 and March 28, 2024, the Company received waivers from Madryn with respect to the Company’s non-compliance with the minimum liquidity covenant. As at March 31, 2024, the Company was in compliance with the financial covenants under the Madryn Credit Agreement. In addition, the Company also received a waiver relating to the requirement to deliver financial statements within 90 days of 2023 fiscal year end until April 26, 2024, and audited financial statements for such fiscal year, accompanied by a report and opinion of an independent certified public accountant which is not subject to any “going concern” or like qualification or exception or any qualification or exception as to the scope of such audit.

Pursuant to the 2023 Private Placement completed on March 23, 2023, Madryn is also a shareholder of the Company.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

9.Loans payable (continued):

(iii)	Promissory notes:

On July 14, 2022, the Company assumed two promissory notes in connection with the acquisition of Check Five LLC, a Delaware limited liability company (doing business as “Success TMS”) (the “Success TMS Acquisition”) totaling $200,000. These promissory notes bear interest at a rate of 5% per annum and have a maturity date of December 31, 2025. Upon acquisition, these two promissory notes were fair valued using an interest rate of 12%.

On February 3, 2023, the Company issued additional promissory notes to certain officers of the Company, in the aggregate amount of $60,000. These promissory notes, along with the $690,000 issued to shareholders (see note 10(b)) on February 3, 2023, total $750,000 (the “February 2023 Notes”). The February 2023 Notes bear interest at a rate consistent with the Madryn Credit Facility and mature on the earlier of September 30, 2027, at the election of the noteholders upon a change of control, upon the occurrence of an event of default and acceleration by the noteholders, or the date on which the loans under the Madryn Credit Facility are repaid. On August 28, 2023, the total $60,000 par value of the February 2023 Notes issued to certain officers of the Company were subsequently exchanged for Subordinated Convertible Notes (as defined below).

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

In accordance with the terms of the Note Purchase Agreement, each holder of a Subordinated Convertible Note has the option to convert any amount up to the outstanding principal amount plus accrued interest into Common Shares at any time at the election of the holders of the Subordinated Convertible Notes or on a mandatory basis by all noteholders at the request of Madryn. The Subordinated Convertible Notes are convertible into Common Shares at a conversion price equal to the lesser of 85% of the closing price per Common Share on Nasdaq or any other market as of the closing date for such Subordinated Convertible Note, as adjusted from time to time, 85% of the 30-day volume weighted average trading price of the Common Shares prior to conversion, or if the Common Shares are not listed on any of Nasdaq or another trading market at the time of conversion, a per share price equal to 85% of the fair market value per Common Share as of such date, provided that, in any event, the conversion price shall not be lower than $0.078 and no more than 200,000,000 total Common Shares can be issued upon conversion. The conversion price is also subject to anti-dilution adjustments. The Subordinated Convertible Notes have been recorded utilizing the no proceeds allocated method, which results in all proceeds allocated to the financial liability.

In connection with the issuance of the Subordinated Convertible Notes, the Company concurrently entered into amendments to the Madryn Credit Agreement and the Neuronetics Note (as defined below), pursuant to which the Company is permitted to incur the indebtedness under the Subordinated Convertible Notes.

Financing costs of $184,755 were incurred and are deferred over the term of the Subordinated Convertible Notes. Amortization of deferred financing costs for the three months ended March 31, 2024 was $7,425 (March 31, 2023 – nil) and were included in interest expense.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

9.Loans payable (continued):

(iii)Promissory notes (continued):

The carrying value of all promissory notes referenced in note 9(a)(iii) as at March 31, 2024 is $7,056,039 (December 31, 2023 – $6,796,861). Interest expense for the three months ended March 31, 2024 was $259,178 (March 31, 2023 – $6,380). During the three months ended March 31, 2024, the Company repaid promissory notes totalling nil (March 31, 2023 – nil).

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

Pursuant to the terms of the Neuronetics Note, in the event of default under the Neuronetics Note, the Company will be required to issue common share purchase warrants (the “Neuronetics Warrants”) to Neuronetics equal to (i) 200% of the unpaid amount of any delinquent amount or payment due and payable under the Neuronetics Note, together with all outstanding and unpaid accrued interest, fees, charges and costs, divided by (ii) the exercise price of the Neuronetics Warrants, which will represent a 20% discount to the 30-day volume-weighted average closing price of the Company’s Common Shares quoted on OTCQB Market prior to the date of issuance. Under the Neuronetics Note, the Company has granted Neuronetics a security interest in all of the Company’s assets.

In connection with the entry into the Neuronetics Note, the Company concurrently entered into an amendment to the Madryn Credit Agreement pursuant to which the Company is permitted to incur the indebtedness under the Neuronetics Note.

The carrying value of the Neuronetics Note as at March 31, 2024 is $4,800,000 (December 31, 2023 – $5,200,000). Interest expense for the three months ended March 31, 2024 was $164,372 (March 31, 2023 – nil). During the three months ended March 31, 2024, the Company repaid a total of $564,372 of the Neuronetics Note (March 31, 2023 – nil).

(b)	Non-controlling interest loans:

	March 31,	December 31,
	2024	2023
Non-controlling interest loans	$64,767	$63,174

The non-controlling interest holder partners of the Company, from time to time, provide additional capital contributions in the form of capital loans to the Company’s subsidiaries. These loans bear interest at a rate of 10%, compounded on a monthly basis. The loans are unsecured and are repayable subject to certain liquidity and solvency requirements and are classified as current liabilities.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

10.Shareholder loans:

(a)	February 2023 Notes, February 2023 Greybrook Note and August 2023 Greybrook Note:

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

On February 28, 2023, the Company issued a promissory note to Greybrook Health, who is a significant shareholder of the Company (the “February 2023 Greybrook Note”). The February 2023 Greybrook Note totals $1,000,000 and bears interest at a rate consistent with the Madryn Credit Facility and matures on the earlier of September 30, 2027, at the election of the noteholder upon a change of control, upon the occurrence of an event of default and acceleration by the noteholder, or the date on which the loans under the Madryn Credit Facility are repaid. In conjunction with the issuance of the February 2023 Greybrook Note, the Company granted Greybrook Health an option to convert up to $1,000,000 of the outstanding principal amount of the February 2023 Greybrook Note into Common Shares at a conversion price per share equal to 85.0% of the volume-weighted average trading price of the Common Shares on the Nasdaq for the five trading days immediately preceding the date of conversion, subject to customary anti-dilution adjustments and conversion limitations required by Nasdaq. The conversion instruments have been recorded utilizing the no proceeds allocated method, which results in all proceeds allocated to the financial liability. This conversion instrument was terminated on August 28, 2023 in connection with the exchange of the February 2023 Greybrook Note into Subordinated Convertible Notes. As additional consideration for the February 2023 Greybrook Note, the Company issued 135,870 common share purchase warrants to Greybrook Health (the “February 2023 Greybrook Warrants”), each exercisable for one Common Share at an exercise price of $1.84 per Common Share, subject to customary anti-dilution adjustments, expiring on February 28, 2028. There is a cashless exercise feature associated with the February 2023 Greybrook Warrants available to Greybrook Health.

On February 28, 2023, the fair value of the February 2023 Greybrook Warrants at grant date was $63,587. Per ASC 815, the February 2023 Greybrook Warrants meet the applicable criteria to qualify for equity classification. The warrants are initially recognized according to their relative fair value as compared to the host financial liability. The relative fair value of the February 2023 Greybrook Warrants on the date of inception has been deducted from the carrying value of the February 2023 Greybrook Note as a financing cost. See note 15(b).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

10.	Shareholder loans (continued):
(a)	February 2023 Notes, February 2023 Greybrook Note and August 2023 Greybrook Note (continued):

On August 1, 2023, the Company issued an additional promissory note to Greybrook Health (the “August 2023 Greybrook Note”). The August 2023 Greybrook Note totals $1,000,000 and bears interest at a rate consistent with the Madryn Credit Facility and matures on the earlier of September 30, 2027, at the election of the noteholder upon a change of control, upon the occurrence of an event of default and acceleration by the noteholder, or the date on which the loans under the Madryn Credit Facility are repaid. In conjunction with the issuance of the August 2023 Greybrook Note, the Company granted Greybrook Health 250,000 common share purchase warrants, exercisable at 85% of the volume weighted average trading price of the Common Shares on the Nasdaq for the five trading days immediately preceding the exercise date, or if the Common Shares are not listed on any trading market at the time of exercise, a per share price based on fair market value, as determined by the board of directors of the Company (the “Board”), subject to customary anti-dilution adjustments, expiring on August 1, 2028 (the “August 2023 Greybrook Warrants” and, together with the February 2023 Greybrook Warrants, the “Greybrook Warrants”). See note 15(b).

On August 1, 2023, the fair value of the August 2023 Greybrook Warrants at grant date was $19,728. Per ASC 815, the August 2023 Greybrook Warrants meet the applicable criteria to qualify for equity classification. The warrants are initially recognized according to their relative fair value as compared to the host financial liability. The relative fair value of the August 2023 Greybrook Warrants on the date of inception has been deducted from the carrying value of the August 2023 Greybrook Note as a financing cost. See note 15(b).

Financing costs of $109,132 were incurred and are deferred over the term of the February 2023 Notes, the February 2023 Greybrook Note and the August 2023 Greybrook Note. Amortization of deferred financing costs and deferred losses for the three months ended March 31, 2024 were nil (three months ended March 31, 2023 - $787) and were included in interest expense. On August 28, 2023, the February 2023 Notes, February 2023 Greybrook Note and August 2023 Greybrook Note were exchanged into Subordinated Convertible Notes. All unamortized financing costs and deferred losses were immediately expensed and interest accrued was forfeited upon exchange.

The carrying value of the February 2023 Notes, the February 2023 Greybrook Note and the August 2023 Greybrook Note as at March 31, 2024 is nil (December 31, 2023 – nil).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

10.	Shareholder loans (continued):
(b)	Subordinated Convertible Notes:

On August 15, 2023, the Company issued Subordinated Convertible Notes to certain shareholders of the Company in an aggregate amount of $500,000, and on August 28, 2023, exchanged $3,690,000 of the February 2023 Notes, the February 2023 Greybrook Note and the August 2023 Greybrook Note for Subordinated Convertible Notes. The Subordinated Convertible Notes bear interest at a rate consistent with the Madryn Credit Facility, are convertible into Common Shares pursuant to the terms of the Note Purchase Agreement and mature on the earlier of March 31, 2028, in the event of a change of control, acceleration of other indebtedness, or six months following repayment or refinancing of all loans under the Madryn Credit Facility. The conversion feature associated with the Subordinated Convertible Notes have been recorded utilizing the no proceeds allocated method, which results in all proceeds allocated to the financial liability.

In connection with the issuance of the Subordinated Convertible Notes, the Company concurrently entered into amendments to the Madryn Credit Agreement and the Neuronetics Note, pursuant to which the Company is permitted to incur the indebtedness under the Subordinated Convertible Notes.

The carrying value of the Subordinated Convertible Notes as at March 31, 2024 is $3,435,935 (December 31, 2023 – $3,312,641).

Interest expense for three months ended March 31, 2024 was $123,294 (March 31, 2023 – nil). During the three months ended March 31, 2024, the Company repaid Subordinated Convertible Notes totalling nil (March 31, 2023 – nil).

11.	Other payables:
(a)	Lender warrants:

	March 31,	December 31,
	2024	2023
Lender warrants	$—	$—

On December 31, 2020, as consideration for providing a credit and security agreement (the “Oxford Credit Facility”), the Company issued 51,307 common share purchase warrants to Oxford Finance LLC, each exercisable for one Common Share at an exercise price of C$11.20 per Common Share, expiring on December 31, 2025 (the “Oxford Warrants”).

As the exercise price is denoted in a different currency than the Company’s functional currency, the Oxford Warrants are recorded as a financial liability on the condensed interim consolidated balance sheets. As at March 31, 2024, the value of the Oxford Warrants was nil (December 31, 2023 – nil).

The change in fair value of the Oxford Warrants during the three months ended March 31, 2024 was nil (March 31, 2023 – decrease of $6,567) and was recorded in corporate, general and administrative expenses.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

11.	Other payables (continued):
(b)	Deferred share units:

	March 31,	December 31,
	2024	2023
Deferred share units	$137,100	$376,565

On May 6, 2021, the Company adopted a deferred share unit plan (the “DSU Plan”) for non-employee directors (each, a “Non-Employee Director”). Each Non-Employee Director is required to take at least 50% of their annual retainer (other than annual committee chair retainers) in deferred share units (“DSUs”) and may elect to take additional amounts in the form of DSUs. Discretionary DSUs may also be granted to Non-Employee Directors under the DSU Plan. The DSUs granted vest immediately.

Following a Non-Employee Director ceasing to hold all positions with the Company, the Non-Employee Director will receive a payment in cash equal to the fair market value of the Common Shares represented by the Non-Employee Director’s DSUs generally within ten days of the Non-Employee Director’s elected redemption date.

As the DSUs are cash-settled, the DSUs are recorded as cash-settled share-based payments and a financial liability has been recognized on the condensed interim consolidated balance sheets. During the three months ended March 31, 2024, nil DSUs were granted (March 31, 2023 – nil). As at March 31, 2024, the value of the financial liability attributable to the DSUs was $137,100 (December 31, 2023 - $376,565). For the three months ended March 31, 2024, the Company recognized a recovery of $239,465 (March 31, 2023 - $299,191) in corporate, general and administrative expenses related to the DSUs.

(c)	Performance share units:

	March 31,	December 31,
	2024	2023
Performance share units	$—	$1,047

On May 6, 2021, the Company’s Equity Incentive Plan was amended and restated to permit the Company to grant performance share units (“PSUs”) and restricted share units (“RSUs”), in addition to stock options. Under the Equity Incentive Plan, the Company pays equity instruments of the Company, or a cash payment equal to the fair market value thereof, as consideration in exchange for employee and similar services provided to the Company. The Equity Incentive Plan is open to employees, directors, officers and consultants of the Company and its affiliates; however, Non-Employee Directors are not entitled to receive grants of PSUs.

On August 5, 2021, 38,647 PSUs were granted under the Equity Incentive Plan. The performance period in respect of this award was August 5, 2021 to December 31, 2023. The PSUs vested on December 31, 2023 (the “Vesting Date”). Pursuant to the grant agreement, upon satisfaction of the performance vesting conditions, the PSUs were settled in cash.

The Company finalized that 3,865 PSUs vested on the Vesting Date.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

11.	Other payables (continued):
(c)	Performance share units (continued):

As at March 31, 2024, the value of the financial liability attributable to the PSUs is nil (December 31, 2023 - $1,047).

As at March 31, 2024, the Company has not issued any RSUs under the Equity Incentive Plan (December 31, 2023 – nil).

The change in fair value of the PSUs during the period ended March 31, 2024 was a decrease of $1,047 (March 31, 2023 – a decrease of $41,100) and was recorded in corporate, general and administrative expenses.

(d)	Device contract termination:

	March 31,	December 31,
	2024	2023
Device contract termination	$1,800,000	$3,750,000

On August 21, 2023, the Company entered into a settlement and mutual release agreement with a TMS device manufacturer for the termination of TMS device contracts. In accordance with the terms of the settlement, the Company recognized an amount payable of $6,600,000, due in equal instalments over 44 weeks. As a result of the settlement and mutual release agreement, the Company recognised a gain on extinguishment of liabilities totalling $2,030,635, offset by a loss on impairment of right-of-use assets totalling $5,267,404, resulting in a net loss on device contract termination of $3,236,769. Pursuant to the terms of the mutual release, in the event of default, interest will accrue at a rate of 6% per annum on any unpaid portion.

(e)	Klein Note settlement:

	March 31,	December 31,
	2024	2023
Klein Note settlement	$628,169	$1,603,169

On July 14, 2022, in connection with the Success TMS Acquisition, the Company assumed the obligation of Success TMS to repay a promissory note (the "Klein Note") to Benjamin Klein, who is a significant shareholder of the Company, totalling $2,090,264.

On November 20, 2023, the Company entered into a settlement agreement on the Klein Note. In accordance with the terms of the settlement, the Company will make payments totalling $2,228,169,  structured as an initial immediate payment of $250,000, weekly payments of $75,000 thereafter up to and until the May 1, 2024 maturity date of the promissory note, upon which the balance owing will be due.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

12.	Deferred and contingent consideration:

	March 31,	December 31,
	2024	2023
Deferred and contingent consideration	$1,000,000	$1,000,000

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

As at March 31, 2024, the deferred and contingent consideration in relation to the of Achieve TMS East/Central Acquisition was $1,000,000 (December 31, 2023 – $1,000,000).

13.Advance for research collaboration:

	March 31,	December 31,
	2024	2023
Advance for research collaboration	$1,300,000	$1,300,000

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

The research collaboration agreement outlines a payout to the Company of $3,000,000 upon the completion of various milestones, with $1,300,000 received on signing. As at March 31, 2024, the Company has not commenced work on any of the prescribed milestones and therefore has recognized the $1,300,000 in advance for research collaboration on the condensed interim consolidated balance sheet (December 31, 2023 – $1,300,000).

14.	Common shares:

The Company is authorized to issue an unlimited number of Common Shares and an unlimited number of preferred shares, issuable in series. As at March 31, 2024 and December 31, 2023, there were nil preferred shares issued and outstanding.

		Total
	Number	amount
December 31, 2023	42,774,011	$120,741,061
Issuance of Common Shares – February 2024 Direct Offering	2,828,249	495,649
March 31, 2024	45,602,260	$121,236,710

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

14.Common shares (continued):

On February 26, 2024, the Company completed the February 2024 Direct Offering. Pursuant to the February 2024 Direct Offering, an aggregate of 2,828,249 Common Shares were issued at a price of $0.20 per Common Share, for aggregate gross proceeds to the Company of $565,649. The Company incurred financing costs of $70,000 which was recorded as a reduction in equity.

15.	Contributed surplus:

Contributed surplus is comprised of share-based compensation and lender warrants.

(a)	Share-based compensation – stock options

Stock options granted under the Equity Incentive Plan are equity-settled. The fair value of the grant of the options is recognized as an expense in the condensed interim consolidated statements of comprehensive loss. The total amount to be expensed is determined by the fair value of the options granted. The total expense is recognized over the vesting period which is the period over which all of the service vesting conditions are satisfied. The vesting period is determined at the discretion of the Board and has ranged from immediate vesting to over three years.

The maximum number of Common Shares reserved for issuance, in the aggregate, under the Equity Incentive Plan is 10% of the aggregate number of Common Shares outstanding, provided that the maximum number of RSUs and PSUs shall not exceed 5% of the aggregate number of Common Shares outstanding. As at March 31, 2024, this represented 4,560,226 Common Shares (December 31, 2023 – 4,277,401).

As at March 31, 2024, 1,704,500 stock options are outstanding (December 31, 2023 – 1,704,500). The stock options have an expiry date of ten years from the applicable date of issue. The Company has not issued any RSUs or equity-settled PSUs under the Equity Incentive Plan.

	March 31, 2024		December 31, 2023
		Weighted	Number	Weighted
	Number of	average	of stock	average
	stock options	exercise price	options	exercise price
Outstanding, beginning of period	1,704,500	$3.11	764,667	$8.15
Granted	—	—	1,313,000	0.63
Forfeited	—	—	(373,167)	(4.71)

Outstanding, end of period	1,704,500	$3.11	1,704,500	$3.11

The weighted average contractual life of the outstanding options as at March 31, 2024 was 7.64 years (December 31, 2023 – 7.89 years).

The total number of stock options exercisable as at March 31, 2024 was 1,109,832 (December 31, 2023 – 1,087,164).

During the three months ended March 31, 2024, the Company recorded a total share-based compensation expense in respect of stock options of $25,302 (March 31, 2023 – $62,948).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

15.	Contributed surplus (continued):
(a)	Share-based compensation – stock options (continued)

As at March 31, 2024, the total compensation cost not yet recognized related to options granted is approximately $117,914 (December 31, 2023 – $183,312) and will be recognized over the remaining average vesting period of 0.98 years (December 31, 2023 – 1.03 years).

(b)	Greybrook Warrants

As consideration for the purchase of the February 2023 Greybrook Note, the Company issued 135,870 February 2023 Greybrook Warrants to Greybrook Health. Each February 2023 Greybrook Warrant is exercisable for one Common Share at an exercise price of $1.84, subject to customary anti-dilution adjustments. The February 2023 Greybrook Warrants will expire on February 28, 2028. Per ASC 815, the February 2023 Greybrook Warrants meet the applicable criteria to qualify for equity classification and therefore are included in contributed surplus. See note 10(a).

The fair value of the February 2023 Greybrook Warrants granted on February 28, 2023 was estimated to be $0.47 per warrant using the Black-Scholes option pricing model based on the following assumptions: volatility of 48.86% calculated based on a comparable company; remaining life of 5.0 years; expected dividend yield of 0%; forfeiture rate of 0% and an annual risk-free interest rate of 4.18%.

As consideration for the purchase of the August 2023 Greybrook Note issued on August 1, 2023, the Company issued 250,000 August 2023 Greybrook Warrants. Each August 2023 Greybrook Warrant is exercisable for one Common Share at an exercise price equal to 85% of the volume weighted average trading price of the Common Shares on the Nasdaq for the five trading days immediately preceding the applicable exercise date, or if the Common Shares are not listed on any trading market at the time of exercise, a per share price based on fair market value, as determined by the Board, subject to customary anti-dilution adjustments, expiring on August 1, 2028. Per ASC 815, the August 2023 Greybrook Warrants meet the applicable criteria to qualify for equity classification and therefore are included in contributed surplus. See note 10(a).

The fair value of the August 2023 Greybrook Warrants granted on August 1, 2023 were valued at $19,728 using a closing share price of $0.50 per share and 85% of the volume weighted average trading price of the common shares five trading days immediately preceding the exercise date of $0.49 per share.

The weighted average contractual life of the Greybrook Warrants as at March 31, 2024 was 4.2 years (December 31, 2023 – 4.4 years).

The total number of Greybrook Warrants  exercisable as at March 31, 2024 was 385,870 (December 31, 2023 – 385,870).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

16.	Contingencies:

The Company may be involved in certain legal matters arising from time to time in the normal course of business. The Company records provisions that reflect management’s best estimate of any potential liability relating to these matters.

On May 24, 2023, the Success TMS and its direct and indirect owners, including Benjamin Klein filed a complaint in the Superior Court of the State of Delaware against the Company and certain executive officers of the Company, and subsequently filed a first amended complaint on August 31, 2023 (the “Delaware Complaint”), concerning alleged disputes arising out of the Success TMS Acquisition (the “Purchase Agreement Claims”). The Purchase Agreement Claims allege contractual fraud, indemnification for breach of certain representations and warranties of the Company contained in the Membership Interest Purchase Agreement dated as of May 15, 2022 (the "Purchase Agreement"), other breaches of the Purchase Agreement and a registration rights agreement, and breach of the implied covenant of good faith and fair dealing. The Delaware Complaint seeks damages in an amount to be determined at trial, which are alleged to exceed $1 million. On November 20, 2023, the court stayed the Delaware Complaint until May 12, 2024.

The Company believes that the resolution of the matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

17.	Pensions:

The Company has adopted a defined contribution pension plan for its employees whereby the Company matches contributions made by participating employees up to a maximum of 3.5% of such employees’ annual salaries. During the three months ended March 31, 2024, contributions, which were recorded as expenses within direct center and patient care costs, other regional and center support costs and corporate, general and administrative expenses, amounted to $199,698 (March 31, 2023 – $195,764).

18.	Income taxes:

During the three months ended March 31, 2024, there were no significant changes to the Company’s tax position.

19.	Risk management arising from financial instruments:

In the normal course of business, the Company is exposed to risks related to financial instruments that can affect its operating performance. These risks, and the actions taken to manage them, are as follows:

(a)	Fair value:

The Company has Level 1 financial instruments which consists of cash, restricted cash, accounts receivable and accounts payable and accrued liabilities which approximate their fair value given their short-term nature. The Company also has lender warrants and DSUs that are considered Level 2 financial instruments (see note 11). The Company has deferred and contingent consideration (note 12) that are considered Level 3 financial instruments.

The carrying value of the loans payable, shareholder loans and finance lease obligations approximates their fair value given the difference between the discount rates used to recognize the liabilities in the condensed interim consolidated balance sheets and the market rates of interest is insignificant.

Financial instruments are classified into one of the following categories: financial assets or financial liabilities.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

19.Risk management arising from financial instruments (continued):

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

The Company’s aging schedule in respect of its accounts receivable balance as at March 31, 2024 and December 31, 2023 is provided below:

	March 31,	December 31,
Days since service delivered	2024	2023
0 - 90	$6,753,172	$5,954,636
91 - 180	1,092,456	1,013,083
181 - 270	452,215	379,772
270+	236,370	222,352
Total accounts receivable	$8,534,213	$7,569,843

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

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

19.	Risk management arising from financial instruments (continued):
(d)	Currency risk:

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

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to changes in interest rates on its cash and long-term debt. Certain loans payable and shareholder loans (see note 9 and note 10) bear interest at a rate equal to the 3-month Term SOFR plus 9.1% or at a rate equal to the 3-month Term SOFR plus 7.65%. A 1% increase in interest rates would result in a $3,999,981 increase to interest expense on the condensed interim consolidated statements of comprehensive loss over the term of the loans payable and shareholder loans.

20.	Capital management:

The Company’s objective is to maintain a capital structure that supports its long-term growth strategy, maintains creditor and customer confidence, and maximizes shareholder value.

The capital structure of the Company consists of its shareholders’ equity, including contributed surplus and deficit, as well as loans payable and shareholder loans.

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

21.	Related party transactions:
(a)	Transactions with significant shareholder - Greybrook Health

As at March 31, 2024, nil is included in accounts payable and accrued liabilities for amounts payable for management services rendered and other overhead costs incurred by Greybrook Health in the ordinary course of business (December 31, 2023 – $4,884). These amounts were recorded at their exchange amount, being the amount agreed to by the parties.

During the three months ended March 31, 2024, the Company recognized nil in corporate, general and administrative expenses (March 31, 2023 -$1,556) related to transactions with Greybrook Health.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

21.	Related party transactions (continued):
(b)	Loans from shareholder – Greybrook Health

In connection with the February 2023 Notes, the February 2023 Greybrook Note and the August 2023 Greybrook Note, the Company received loans from and issued promissory notes to Greybrook Health, who is a significant shareholder of the Company. The February 2023 Notes, the February 2023 Greybrook Note and the August 2023 Greybrook Note total $2,437,604 and were exchanged on August 28, 2023 for Subordinated Convertible Notes with the same principal amount. As additional consideration for the February 2023 Greybrook Note, the Company issued 135,870 February 2023 Greybrook Warrants to Greybrook Health and as consideration for the August 2023 Greybrook Note, the Company issued 250,000 August 2023 Greybrook Warrants to Greybrook Health.

On August 15, 2023, the Company issued Subordinated Convertible Notes to Greybrook Health in an aggregate amount of $500,000. In addition, on August 28, 2023, the total par value of $2,437,604 of the previously issued February 2023 Notes, the February 2023 Greybrook Note, and the August 2023 Greybrook Note were exchanged for Subordinated Convertible Notes. See note 10(a), note 10(b) and note 15(b).

During the three months ended March 31, 2024, the Company recognized $113,681 in interest expense (March 31, 2023 – $22,140) related to the February 2023 Notes, the February 2023 Greybrook Note, the August 2023 Greybrook Note and the Subordinated Convertible Notes issued to Greybrook Health.

(c)	Transactions with the significant shareholder, former officer and former director – Benjamin Klein

As at March 31, 2024, nil is included in accounts payable and accrued liabilities for amounts payable for travel expenses and other related costs incurred by Benjamin Klein in the ordinary course of business (December 31, 2023 – nil).

During the three months ended March 31, 2024, the Company recognized nil in corporate, general and administrative expenses (March 31, 2023 - $94,215) for amounts payable for employment services rendered and other related costs incurred by Benjamin Klein in the ordinary course of business.

(d)	Loan from significant shareholder, former officer and former director – Benjamin Klein

On July 14, 2022, in connection with the Success TMS Acquisition, the Company assumed the obligation to repay the Klein Note to Benjamin Klein, who is a significant shareholder of the Company. The Klein Note totals $2,090,264 and bears interest at a rate of 10% per annum and matures on May 1, 2024. The carrying amount of the Klein Note as at March 31, 2024 is nil (December 31, 2023 – nil). On November 20, 2023, the Company entered into a settlement agreement on the Klein Note. See note 11(e).

During the three months ended March 31, 2024, the Company recognized nil in interest expense (March 31, 2023 – $62,885) related to the Klein Note.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

21.	Related party transactions (continued):
(e)	Loans from shareholders and officers

The February 2023 Notes (not including Greybrook Health’s contribution) total $312,396 and were exchanged for Subordinated Convertible Notes on August 28, 2023. The carrying amount of the Subordinated Convertible Notes issued to shareholders and officers (excluding Greybrook Health and Madryn) as at March 31, 2024 is $312,722 (December 31, 2023 – $328,026). See note 9(a) and note 10(b).

During the three months ended March 31, 2024, the Company recognized $10,946 in interest expense (March 31, 2023 – $6,977) related to these Subordinated Convertible Notes.

(f)	Loan from significant shareholder – Madryn

On July 14, 2022, the Company entered into the Madryn Credit Agreement in respect of the Madryn Credit Facility, which was subsequently amended, for a total principal balance of $95,244,329 as at March 31, 2024, including the amendment fee of $1,000,000 (December 31, 2023 - $82,731,638). Pursuant to the 2023 Private Placement completed on March 23, 2023, Madryn is now a significant shareholder of the Company. See note 9(a).

On August 15 and September 1, 2023, the Company issued Subordinated Convertible Notes to Madryn in an aggregate amount of $3,000,000. The Subordinated Convertible Notes bear interest at a rate consistent with the Madryn Credit Facility, are convertible according to the terms of the Note Purchase Agreement and mature on the earlier of March 31, 2028, in the event of a change of control, acceleration of other indebtedness, or six months following repayment or refinancing of all loans under the Madryn Credit Facility. See note 9(a).

During the three months ended March 31, 2024, the Company recognized $178,018 in interest expense (March 31, 2023 – nil) related to the Subordinated Convertible Notes issued to Madryn.

22.	Basic and diluted loss per share:

	Three months ended
	March 31,	March 31,
	2024	2023
Net loss attributable to the shareholders of:
Greenbrook TMS	$(14,218,296)	$(10,591,310)

Weighted average common shares outstanding:
Basic and diluted	43,861,799	30,825,434

Loss per share:
Basic and diluted	$(0.32)	$(0.34)

For the three months ended March 31, 2024, the effect of 1,704,500 options (March 31, 2023 - 730,834) and 437,177 lender warrants (March 31, 2023 – 187,177) have been excluded from the diluted calculation because this effect would be anti-dilutive.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

23.	Non-controlling interest:

As a result of operating agreements with non-wholly owned entities, the Company has control over these entities under U.S. GAAP, as the Company has power over all significant decisions made by these entities and thus 100% of the financial results of these subsidiaries are included in the Company’s consolidated financial results.

The following summarizes changes in the Company’s non-wholly owned entities during the reporting or comparative periods:

(a)	On February 27, 2023, the Company acquired a portion of the non-controlling ownership interest in Greenbrook TMS Connecticut LLC for the release of liabilities and losses. As at March 31, 2024, the Company has an ownership interest of 100% of Greenbrook TMS Connecticut LLC.

The following table summarizes the aggregate financial information for the Company’s non-wholly owned entities as at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash	$151,132	$97,702
Accounts receivable, net	2,150,442	2,144,953
Prepaid expenses and other	363,692	297,485
Property, plant and equipment	966,628	1,000,592
Finance right-of-use assets	34,920	36,165
Operating right-of-use assets	5,468,048	5,656,153
Accounts payable and accrued liabilities	1,509,221	1,239,917
Finance lease liabilities	10,803	10,548
Operating lease liabilities	5,773,826	5,968,042
Loans payable, net	17,171,092	15,828,916
Shareholder's equity (deficit) attributable to the shareholders of Greenbrook TMS	(12,096,650)	(10,902,792)
Shareholder's deficit attributable to non-controlling interest	(4,555,822)	(4,440,274)
Distributions paid to non-controlling interest	—	(46,950)
Partnership buyout	—	253,251
Historical subsidiary investment by non-controlling interest	1,322,392	1,322,392

The following table summarizes the aggregate financial information for the Company’s non-wholly owned entities for the three months ended March 31, 2024 and March 31, 2023:

	March 31,	March 31,
	2024	2023
Revenue	$5,563,038	$6,413,787
Net loss attributable to the shareholders of Greenbrook TMS	(1,122,152)	(549,361)
Net loss attributable to non-controlling interest	(321,849)	(68,826)

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

24.	Expenses by nature:

The components of the Company’s other regional and center support costs include the following:

	Three months ended
	March 31,	March 31,
	2024	2023
Salaries and bonuses	$5,515,743	$4,665,645
Marketing expenses	1,516,824	413,053
Total	$7,032,567	$5,078,698

The components of the Company’s corporate, general and administrative expenses include the following:

	Three months ended
	March 31,	March 31,
	2024	2023
Salaries and bonuses	$3,936,881	$4,141,089
Marketing expenses	33,035	5,322
Professional and legal fees	749,214	1,049,505
Computer supplies and software	1,342,765	775,960
Financing and transaction costs	149,242	235,094
Travel, meals and entertainment	50,017	—
Restructuring expense	684,578	301,839
Insurance	100,355	213,453
Other	633,627	556,309
Total	$7,679,714	$7,278,571

On March 6, 2023, the Company announced that it is embarking on a comprehensive restructuring plan (the "Restructuring Plan") that aims to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies to achieve profitability.

As part of this Restructuring Plan, the Company is decreasing its operating footprint and headcount and operating expenses. The remaining Treatment Centers will continue clinical TMS offerings and a select and growing number of Treatment Centers will continue offering Spravato® (esketamine nasal spray) therapy.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three months ended March 31, 2024 and 2023

(Unaudited)

25.Subsequent event:

Additional Loans under Madryn Credit Facility:

On April 15 and May 2, 2024, the Company entered into amendments to the Madryn Credit Facility, whereby Madryn and its affiliated entities extended two additional tranches of debt financing to the Company in an aggregate principal amount of $4,832,487. The terms and conditions are consistent with the terms and conditions of the Company’s existing aggregate $95,244,329 term loan under the Madryn Credit Facility in all material respects.

In addition, the amendment to the Madryn Credit Facility entered into on May 2, 2024, extended the period during which the Company’s minimum liquidity covenant is reduced from $3,000,000 to $300,000 to May 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of Greenbrook TMS Inc. (the “Company”, “Greenbrook”, “us” or “we”). This MD&A should be read in conjunction with our unaudited condensed interim consolidated financial statements for the three-month periods ended March 31, 2024 and 2023, including the related notes thereto, included in Part I of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and our audited consolidated financial statements, including the related notes thereto, for the fiscal years ended December 31, 2023 and 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). The financial information contained in this MD&A is derived from the financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP” or “GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

BASIS OF PRESENTATION

Our unaudited condensed interim consolidated financial statements have been prepared in accordance with ASC 270 – Interim Reporting, as issued by the FASB. Our fiscal year is the 12-month period ending December 31.

All references in this Quarterly Report to “Q1 2024” are to our fiscal quarter for the three-month period ended March 31, 2024, all references to “Q1 2023” are to our fiscal quarter for the three-month period ended March 31, 2023 and all references to “Q4 2023” are to our fiscal quarter for the three-month period ended December 31, 2023. All references in this Quarterly Report to “Fiscal 2024” are to our fiscal year ending on December 31, 2024, all references in this Quarterly Report to “Fiscal 2023” are to our fiscal year ended December 31, 2023, and all references in this Quarterly Report to “Fiscal 2022” are to our fiscal year ended December 31, 2022.

Amounts stated in this Quarterly Report are in United States dollars, unless otherwise indicated.

CAUTIONARY NOTE REGARDING NON-US GAAP MEASURES

This Quarterly Report makes reference to certain non-GAAP measures. These measures are not recognized measures under US GAAP, do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those US GAAP measures by providing further understanding of our results of operations from management’s perspective. Accordingly, these measures are not intended to represent, and should not be considered as alternatives to, loss attributable to the common shareholders of Greenbrook or other performance measures derived in accordance with US GAAP as measures of operating performance or operating cash flows or as a measure of liquidity. In addition to our results determined in accordance with US GAAP, we use non-GAAP measures including, “EBITDA” and “Adjusted EBITDA” (each as defined below). These non-GAAP measures are used to provide investors with supplemental measures of our operating performance and thus highlight trends in our core business that may not otherwise be apparent when relying solely on US GAAP measures. We also believe that securities analysts, investors and other interested parties frequently use non-GAAP measures in the evaluation of issuers. However, we caution you that “Adjusted EBITDA” may be defined by us differently than by other companies. Our management also uses non-GAAP measures to facilitate operating performance comparisons from period to period, to prepare annual operating budgets and forecasts and to determine components of management compensation.

We define such non-GAAP measures as follows:

“EBITDA” is a non-GAAP measure that is defined as net income (loss) before amortization, depreciation, interest expenses, interest income and income taxes. The US GAAP measurement most directly comparable to EBITDA is loss attributable to common shareholders of Greenbrook.

“Adjusted EBITDA” is a non-GAAP measure that is defined as EBITDA, adjusted for share-based compensation expenses and one-time expenses and other expenses that do not relate to our underlying business performance. We believe our Adjusted EBITDA metric is a meaningful financial metric as it measures the ability of our current mental health service centers (“Treatment Centers”) that specialize in Transcranial Magnetic Stimulation (“TMS”) and Spravato® (esketamine nasal spray) (“Spravato®”) treatments (“Treatment”) operations to generate earnings while eliminating the impact of one-time expenses and share-based compensation and other expenses that do not have an impact on the operating performance of our existing Treatment Center network or otherwise reflect our underlying business performance. The US GAAP measurement most directly comparable to Adjusted EBITDA is loss attributable to common shareholders of Greenbrook.

See “Reconciliation of Non-GAAP Measures” below for a quantitative reconciliation of the foregoing non-US GAAP measures to their most directly comparable measures calculated in accordance with US GAAP.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes to the Company’s critical accounting estimates and judgments since the fiscal year ended December 31, 2023.

CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

Other than as described herein, there are no recent accounting pronouncements that are applicable to the Company or that are expected to have a significant impact on the Company.

OVERVIEW

Through our Treatment Centers, we are a leading provider of TMS therapy in the United States for the treatment of Major Depressive Disorder (“MDD”) and other mental health disorders. Our predecessor, TMS NeuroHealth Inc. (now TMS NeuroHealth Centers Inc. (“TMS US”)), was established in 2011 to take advantage of the opportunity created through the paradigm-shifting technology of TMS, a non-invasive therapy for the treatment of MDD cleared by the U.S. Food and Drug Administration (“FDA”). In 2018, our Treatment Centers began offering treatment for obsessive-compulsive disorder (“OCD”). Our business model takes advantage of the opportunity for a new, differentiated service channel for the delivery of innovative treatments – a patient-focused, centers-based service model to make treatment easily accessible to all patients while maintaining a high standard of care. We have identified the following key opportunity drivers for our business:

●	the safety and efficacy of TMS as a treatment option for patients suffering from MDD and OCD;
●	the growing societal awareness and acceptance of depression as a treatable disease and a corresponding reduction in stigma surrounding depression, seeking treatment and mental health issues generally;
●	the growing acceptance, but under-adoption, of TMS;
●	the poor alignment of TMS treatment with traditional practices of psychiatry which created an opportunity for a new, differentiated service channel;
●	the fragmented competitive landscape for TMS treatment which provides an opportunity for consolidation; and
●	the track record of success by the management team in multi-location, center-based healthcare service companies.

Beginning in 2021, we commenced our roll-out of Spravato® (esketamine nasal spray) therapy in our Treatment Centers to treat treatment-resistant depression in adults and depressive symptoms in adults with MDD with acute suicidal ideation or behavior. We have since grown to offer Spravato® at 84 Treatment Centers within our operating network as of the date of this Quarterly Report.

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

In addition, in late 2023 we have also entered into the research collaboration agreement with Compass Pathways plc (the “Research Collaboration Agreement”), to explore delivery models for investigational COMP360 psilocybin treatment (“COMP360”). We believe we are on the forefront of innovative treatment delivery using our experience and nationwide presence to offer a platform for scaling new treatments that solve issues with awareness, geographic convenience and fiscal viability so patients can receive and benefit from the latest therapeutics.

After opening our first Treatment Center in 2011 in Tysons Corner in Northern Virginia, we have grown to control and operate a network of outpatient mental health service centers that specialize in Treatment across the United States. We offer Treatment Centers in convenient locations to provide easy access to patients and clinicians. As at March 31, 2024, the Company owned and operated 130 Treatment Centers in the Commonwealths of Massachusetts, Virginia and Pennsylvania and the States of Maryland, North Carolina, Missouri, Illinois, Ohio, Texas, Connecticut, Florida, South Carolina, Michigan, Alaska, Oregon, California, New Jersey, and Nevada. In connection with the Restructuring Plan (as defined below), the Company decreased its operating footprint by closing a total of 53 Treatment Centers, bringing the total number of Treatment Center locations to 130 (from 183), spanning 17 management regions. In addition to increased cost efficiencies, the Company believes that a more condensed operating footprint is optimal in light of the Company’s shift towards a more comprehensive mental health care model, including an increased focus on Spravato® therapy. See “Key Highlights and Recent Developments—Restructuring Plan” and “Key Highlights and Recent Developments—Spravato® Program” below.

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

KEY HIGHLIGHTS AND RECENT DEVELOPMENTS

Despite the closure of Treatment Centers in connection with the execution of the Restructuring Plan, and the impact of the Q1 2024 patient billing and collections disruptions (as described below), revenue in Q1 2024 decreased by only 7% to $18.0 million, as compared to Q1 2023 (Q1 2023: $19.3 million).

Treatment volumes in Q1 2024 were 75,764, a 18% decrease compared to Q1 2023 (Q1 2023: 92,533), and new patient starts decreased in Q1 2024 by 14% to 2,448, as compared to Q1 2023 (Q1 2023: 2,854).

We believe that mental health remains a key focus in the United States, and the unmet demand for Treatment remains at an all-time high, with our network of Treatment Centers well-positioned to serve this unmet demand. We believe our business fundamentals are stronger than ever with the growth of the Spravato® program, the opportunity to increase marketing investment in our streamlined business, the introduction of Medication Management and talk therapy (see “Key Highlights and Recent Developments—Medication Management Program” and “—Talk Therapy Program” below) and potential future treatment opportunities.

Q1 2024 Patient Billing and Collections Disruptions

On February 21, 2024, Change Healthcare Solutions LLC (“Change Healthcare”), one of the largest healthcare payment cycle management providers within the United States, experienced a ransomware cyberattack. The Company uses third-party vendors for the submission and payment of claims for Treatment services that are covered by insurance, and insurance payers in turn process these claims using Change Healthcare or similar payment cycle management providers. As such, the cybersecurity incident at Change Healthcare did not involve the Company’s information systems, including those third-party systems used by it.

This incident, while occurring downstream to the Company and its vendors, has resulted in a temporary backlog on the submission and payment of claims for the Company in addition to an impact on the Company’s other critical patient intake processes, causing a decrease in new patient starts. The impact of the incident was not immediately apparent to the Company given the downstream relationship to Change Healthcare as well as the efforts by the Company’s billing vendors to use alternative platforms to mitigate its effects. However, in connection with the Company’s quarterly close procedures for Q1 2024, the Company observed a negative impact on its revenues for the quarter, driven by a higher than anticipated adjustment to variable consideration due to the delay in payment processing, some or all of which the Company anticipates recovering in the remainder of Fiscal 2024.

Based on public disclosures made by United Healthcare (the parent company of Change Healthcare), the Company believes that Change Healthcare will be fully operational and all of the Company’s pending claims will be submitted during Fiscal 2024. Accordingly, the Company does not anticipate any material negative impact of the Change Healthcare cybersecurity incident on the Company in future periods.

Restructuring Plan

As intended, the comprehensive restructuring plan (the “Restructuring Plan”) announced in 2023 established a path forward for the Company to achieve sustainable profitability and long-term growth. While substantially complete, the Company plans to continue to execute on remaining components of the Restructuring Plan in the first half of Fiscal 2024. We expect to be within the disclosed estimated range of restructuring and related charges of $1 million to $2 million upon completion of the Restructuring Plan. We remain optimistic about our future as we execute on the remaining components of the Restructuring Plan in early Fiscal 2024. See “Cautionary Note Regarding Forward-Looking Information”.

Spravato® Program

The roll-out of our Spravato® program at select Treatment Centers continued throughout Q1 2024, building on our long-term business plan of utilizing our Treatment Centers as platforms for the delivery of innovative treatments to patients suffering from MDD and other mental health disorders. We also rolled-out our first Spravato® “buy & bill” program in Q4 2023 which will allow us to further enhance our access to patients in specific markets that require this program offering as compared to our current “administer and observe” programs. As at the date of this Quarterly Report, we had a total 84 Treatment Centers offering Spravato®.

Medication Management Program

During Fiscal 2023, the Company commenced a pilot to roll-out our facilitation of Medication Management  to select Treatment Centers across our footprint, building on our long-term business plan of utilizing our Treatment Centers as platforms for the delivery of innovative treatments to patients suffering from MDD and other mental health disorders. Although Medication Management is a lower margin business, we believe this program will allow us to reach patients earlier in their treatment journey, develop an internal patient pipeline for TMS and Spravato®, while also further optimizing marketing costs. We also believe that becoming a more comprehensive mental health care provider will allow us to provide greater access to those suffering from MDD and other mental health disorders. As at the date of this Quarterly Report, we had a total of nine Treatment Centers offering Medication Management.

Talk Therapy Program

During the first quarter of Fiscal 2024, the Company commenced a pilot to roll-out talk therapy at select Treatment Centers across our footprint. Consistent with Medication Management, we believe this program will allow us to reach patients earlier in their treatment journey, develop an internal patient pipeline for TMS and Spravato®, while also further optimizing marketing costs. We believe that expanding our continuum of care and becoming a more comprehensive mental health care provider will allow us to provide greater access and quality of care to those suffering from MDD and other mental health disorders. As at the date of this Quarterly Report, we offer talk therapy at Treatment Centers in Florida and Missouri.

Debt Financings; Klein Note

On May 1, 2024, the Company borrowed an additional $2.8 million under its Credit Agreement (as defined below). A portion of the proceeds were used to repay the final amounts outstanding under the Klein Note, which settled the Klein Note Action (as defined below). For more information, see “Liquidity and Capital Resources – Indebtedness and Capital Raising” and “Part II, Item 1 Legal Proceedings – Klein Note Action” below.

Stock Exchange Matters

On February 23, 2024, the Company received the final delisting notice from the Listing Qualifications Department of Nasdaq Stock Market LLC (“Nasdaq”). As per the procedures set forth in the final delisting notice, the Company’s common shares (the “Common Shares”) were suspended from trading on Nasdaq on February 26, 2024. The Company decided it was in the best interests of the Company not to appeal Nasdaq’s decision, and the Company completed the delisting on April 11, 2024 upon effectiveness of its Form 25. Following the suspension of trading of the Common Shares on Nasdaq, the Common Shares began trading on the OTC Pink Market, under the symbol “GBNHF”. On March 22, 2024, the Common Shares began trading on the OTCQB Market, operated by OTC Markets Group Inc (the “OTCQB Market”), under the symbol “GBNHF”.

FACTORS AFFECTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors are also subject to a number of inherent risks and challenges, some of which are discussed below. See also  “Part II – Item 1A. Risk Factors”.

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

Competition

The market for Treatment is becoming increasingly competitive. We compete principally on the basis of our reputation and brand, the location of our Treatment Centers, the quality of our Treatment services and the reputation of our partner clinicians. In the markets in which we are operating, or anticipate operating in the future, competition predominantly consists of individual clinicians that have a TMS Device, an FDA-regulated medical device specifically manufactured to transmit the magnetic pulses required to stimulate the cortical areas in the brain to effectively treat MDD and other mental health disorders (each, a “TMS Device”), in their office and who can offer TMS therapy directly to their patients. We also face competition from a limited number of multi-location psychiatric practices or behavioral health groups that offer TMS therapy as part of their overall practice, as well as a few other specialist TMS providers. As we expand our mental health products and services to include Spravato®, we also face competition from mental health practitioners that provide similar offerings. We also face indirect competition from pharmaceutical and other companies that develop competitive products, such as anti-depressant medications, with certain competitive advantages such as widespread market acceptance, ease of patient use and well-established reimbursement. Our commercial opportunity could be reduced or eliminated if these competitors develop and commercialize anti-depressant medications or other treatments that are safer or more effective than TMS or Spravato®. At any time, these and other potential market entrants may develop treatment alternatives that may render our products uncompetitive or less competitive.

We are also subject to competition from providers of invasive neuromodulation therapies such as electroconvulsive therapy and vagus nerve stimulation.

Capital Management

Our objective is to maintain a capital structure that supports our long-term business strategy, maintain creditor and customer confidence, and maximize shareholder value. Our primary uses of capital are to finance operations, finance new center start-up costs, increase non-cash working capital and capital expenditures, as well as to service debt obligations. We have experienced losses since inception and, we expect that we will require additional financing to fund our operating activities and such additional financing is required in order for us to repay our debt obligations and satisfy our cash requirements including our near-term obligation under the TMS Device Settlement (as defined below). We have historically been able to obtain financing from affiliates of Madryn Asset

Management, LP (“Madryn”), supportive shareholders and other sources when required; however, there can be no assurance that we will continue to receive financing support from Madryn and our shareholders in the future. In addition, we are constrained in our ability to raise capital as a result of the delisting of trading of our Common Shares by Nasdaq. See “Liquidity and Capital Resources” and “Part II – Item 1A. Risk Factors”below.

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

Other Corporate, General and Administrative Expenses

Other corporate, general and administrative expenses represent expenses related to the corporate infrastructure required to support our ongoing business including insurance costs, professional and legal costs and costs incurred related to our corporate offices. Costs related to the Restructuring Plan are also included within other corporate, general and administrative expenses.

Financing Costs

Financing costs represent accounting, legal and professional fees incurred as part of significant transactions.

Share-Based Compensation

Share-based compensation represents stock options, restricted share units and performance share units granted as consideration in exchange for employee and similar services to align personnel performance with the Company’s long-term goals.

Amortization

Amortization relates to the reduction in useful life of the Company’s intangible assets.

Interest

Interest expense relates to interest incurred on loans and finance lease liabilities. Interest income relates to income realized as a result of investing excess funds into investment accounts.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that deducts from EBITDA share-based compensation expenses and certain other expenses that represent one-time costs or costs that otherwise do not reflect our underlying business performance. See “Cautionary Note Regarding Non-GAAP Measures” above.

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS

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

RESULTS OF OPERATIONS

Summary Financial Information

The following table summarizes our results of operations for the periods indicated. The selected consolidated financial information set out below has been derived from our unaudited condensed interim consolidated financial statements, and should be read in conjunction with those financial statements and the related notes thereto.

(US$) (unaudited)	Q1 2024	Q1 2023
Total revenue(1)	18,012,190	19,304,461

Direct center and patient care costs	13,158,183	13,758,220
Regional employee compensation	5,515,743	4,665,645
Regional marketing expense	1,516,824	413,053
Depreciation	313,240	965,048
Total direct center and regional costs	20,503,990	19,801,966
Regional operating loss	(2,491,800)	(497,505)
Center development costs	124,444	112,191
Corporate employee compensation	3,936,881	4,141,089
Corporate marketing expenses	33,035	5,322
Financing costs	149,242	235,094
Other corporate, general and administrative expenses	3,560,556	2,897,066
Share-based compensation	25,302	62,948
Amortization	16,548	16,548
Interest expense	4,202,402	2,692,418
Interest income	(65)	(45)
Loss before income taxes	(14,540,145)	(10,660,136)
Income tax expense	—	—
Loss for the period and comprehensive loss	(14,540,145)	(10,660,136)
Loss attributable to non-controlling interest	(321,849)	(68,826)
Loss attributable to the common shareholders of Greenbrook	(14,218,296)	(10,591,310)
Net loss per share (basic and diluted)	(0.32)	(0.34)

Notes:

(1)	Revenue for Q1 2023 has been restated to correct for errors in the period. For more information, see the Explanatory Note following the cover page of the Annual Report.

Selected Financial Position Data

The following table provides selected financial position data as at the dates indicated:

	As at March 31,		As at December 31,
	2024	2023
(US$)	(unaudited)	(unaudited)	2023
Cash and restricted cash	3,653,197	8,050,994	4,323,708
Current assets (excluding cash)(1)	12,641,591	10,415,740	14,973,336
Total assets	52,652,837	71,106,958	51,417,615
Current liabilities	32,717,726	31,308,189	32,654,425
Non-current liabilities	134,902,095	103,308,751	119,710,980
Total liabilities	167,619,821	134,616,940	152,365,405
Non-controlling interests	(3,233,430)	(2,727,901)	(2,911,581)
Shareholders’ equity (deficit)	(114,966,984)	(63,509,982)	(98,036,209)

Notes:

(1)	Current assets (excluding cash), non-controlling interest and shareholder’ equity (deficit) as at March 31, 2023 have been restated to correct for errors in the period. For more information, see the Explanatory Note following the cover page of the Annual Report.

For further information regarding our liquidity and financial position, see “Liquidity and Capital Resources” below. See also “Part II – Item 1A. Risk Factors” below.

Selected Operating Data

The following table provides selected operating data as at the dates indicated. As described above, as of the date of this Quarterly Report, the Company has reduced its operating footprint to 130 Treatment Centers in connection with the Restructuring Plan. See “Cautionary Note Regarding Forward-Looking Information”.

	As at March 31,		As at December 31,
(unaudited)	2024	2023	2023
Number of active Treatment Centers(1)	130	162	130
Number of Treatment Centers-in-development(2)	—	—	—
Total Treatment Centers	130	162	130
Number of management regions	17	18	17
Number of TMS Devices installed	260	341	260
Number of regional personnel	400	406	391
Number of shared-services / corporate personnel(3)	108	124	98
Number of providers(4)	192	222	205
Number of consultations performed(5)	9,174	7,975	34,124
Number of patient starts(5)	2,448	2,854	10,401
Number of Treatments performed(5)	75,764	92,533	343,790
Average revenue per Treatment(5)	$238	$209	$215

Notes:

(1)	Active Treatment Centers represent Treatment Centers that have performed billable Treatment services during the applicable period.
(2)	Treatment Centers-in-development represents Treatment Centers that have committed to a space lease agreement and the development process is substantially complete.
(3)	Shared-services / corporate personnel is disclosed on a full-time equivalent basis. The Company utilizes part-time staff and consultants as a means of managing costs.
(4)	Number of providers represents clinician partners that are involved in the provision of Treatment services from our Treatment Centers.
(5)	Figure calculated for the applicable year or period ended.

ANALYSIS OF RESULTS FOR Q1 2024

The following section provides an overview of our financial performance during Q1 2024 compared to Q1 2023.

Total Revenue

Despite the closure of Treatment Centers in connection with the execution of the Restructuring Plan and the impact of the Q1 2024 patient billing and collections disruptions, which negatively impact Q1 2024 revenues, consolidated revenue only decreased by 7% to $18.0 million in Q1 2024, compared to Q1 2023 (Q1 2023: $19.3 million).

New patient starts decreased to 2,448 in Q1 2024, a 14% decrease compared to Q1 2023 (Q1 2023: 2,854). Treatment volumes in Q1 2024 were 75,764, a 18% decrease compared to Q1 2023 (Q1 2023: 92,533). Consultations performed were 9,174 in Q1 2024, a 15% increase compared to Q1 2023 (Q1 2023: 7,975). The decreases in new patient starts and treatment volumes were predominately due to the execution of the Restructuring Plan and the impact of the Q1 2024 patient billing and collections disruptions. The increase in consultations was predominantly due to a reinvestment in marketing spend in Q1 2024, which is a leading indicator of future patient starts.

Average revenue per Treatment increased by 14% to $238 in Q1 2024 as compared to Q1 2023 (Q1 2023: $209). The change in average revenue per Treatment was primarily attributable to changes in payor mix, treatment modalities and the geographical distribution of revenue.

Entity-Wide Regional Operating Loss and Direct Center and Regional Costs

Direct center and regional costs increased by 4% to $20.5 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $19.8 million). The increase is primarily attributable to an increase in marketing spend in Q1 2024 and investments in our cost structure associated with the continued rollout of Spravato®. As at the date of this Quarterly Report, we had a total 84 Treatment Centers offering Spravato®, an 84% increase or 38 additional Treatment Centers offerings compared to the same date in the prior year.

Entity-wide regional operating loss increased by 401% to $2.5 million during Q1 2024 as compared to a $0.5 million in Q1 2023. The increase in entity-wide regional operating loss in Q1 2024 as compared to Q1 2023 was primarily due to the reduction in revenue and the increase in direct center and regional costs, as described above.

Center Development Costs

Center development costs remained consistent at $0.1 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $0.1 million).

Corporate Employee Compensation

Corporate employee compensation incurred to manage the centralized business infrastructure of the Company decreased by 5% to $3.9 million during Q1 2024 (Q1 2023: $4.1 million). This decrease is predominately due to the execution of the Restructuring Plan.

Corporate Marketing Expenses

Corporate marketing expenses increased by 521% to $0.03 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $0.01 million). The increase was primarily due to a return to investment in marketing as compared to Q1 2023, which had been limited in the prior period as a result of the execution of the Restructuring Plan in addition to actively limiting expenditures due to liquidity constraints.

Financing Costs

Financing costs decreased by 37% to $0.1 million during Q1 2024 (Q1 2023: $0.2 million). The decrease was due to limited accounting, legal and professional fees being incurred within the year, related to the debt financings completed in Q1 2024 and the February 2024 Public Offering (as defined below), as compared to accounting, legal and professional fees incurred in Q1 2023.

Other Corporate, General and Administrative Expenses

Other corporate, general and administrative expenses increased by 23% to $3.6 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $2.9 million). The increase in Q1 2024 is predominately due to one-time expenses incurred related to the execution of the Restructuring Plan, professional and legal fees related to the Klein Matters (as defined below), and financing initiatives-related expenses, partially offset by cost savings realized as a result of the Restructuring Plan.

Share-Based Compensation

Share-based compensation decreased by 60% to $0.03 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $0.06 million). The decrease was predominantly due to the timing and fair value of stock options granted to key personnel to ensure retention and long-term alignment with the goals of the Company.

Amortization

Amortization remained consistent at $0.02 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $0.02 million).

Interest

Interest expense increased by 56% to $4.2 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $2.7 million). The increase in interest expense is primarily due to the debt financings completed during Fiscal 2023 and Q1 2024. See “Indebtedness and Capital Raising” below.

Interest income was $65 during Q1 2024 (Q1 2023: $45) as a result of an increase in the amount of excess funds invested.

Loss for the Period and Comprehensive Loss and Loss for the Period Attributable to the Common Shareholders of Greenbrook

The loss for the period and comprehensive loss increased by 36% to $14.5 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $10.7 million). The increase is predominately due to the increase in regional operating loss, the increase in interest expenses arising from the additional equity and debt financings completed in Q1 2024 and one-time costs associated with the execution of the Restructuring Plan, financing initiatives-related expenses, professional and legal fees related to the Klein Matters and Nasdaq delisting / OTCQB Market listing related expenses, partially offset by cost savings realized as a result of the Restructuring Plan and the decrease in financing costs. See “Interest Expense, Entity-Wide Regional Operating Income (Loss) and Direct Center and Regional Costs” above, “Adjusted EBITDA and One-time Expenses” below and “Key Highlights and Recent Developments—Restructuring Plan” above.

The loss attributable to the common shareholders of Greenbrook increased by 34% to $14.2 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $10.6 million). This was predominantly due to the factors described above impacting net losses.

Adjusted EBITDA and One-Time Expenses

The Adjusted EBITDA loss position increased by 54% to $8.7 million during Q1 2024 as compared to Q1 2023 (Q1 2023: $5.6 million). The increase in the Adjusted EBITDA loss position is primarily attributable to an increase in the EBITDA loss position in Q1 2024 as compared to Q1 2023.

EBITDA AND ADJUSTED EBITDA

The table below illustrates our EBITDA and Adjusted EBITDA for the periods presented:

(US$) (unaudited)	Q1 2024	Q1 2023
EBITDA	(9,686,171)	(6,917,341)
Adjusted EBITDA	(8,709,841)	(5,648,980)

For a definition of EBITDA and Adjusted EBITDA, see “—Cautionary Note Regarding Non-US GAAP Measures and Industry Metrics” above. For quantitative reconciliations of EBITDA and Adjusted EBITDA to loss attributable to the common shareholders of Greenbrook, see “—Reconciliation of Non-US GAAP Measures” immediately below.

RECONCILIATION OF NON-US GAAP MEASURES

The table below illustrates a reconciliation of loss attributable to the common shareholders of Greenbrook to EBITDA and Adjusted EBITDA for the periods presented:

(US$) (unaudited)	Q1 2024	Q1 2023
Loss attributable to the common shareholders of Greenbrook	(14,218,296)	(10,591,310)
Add the impact of:
Interest expense	4,202,402	2,692,418
Amortization	16,548	16,548
Depreciation	313,240	965,048
Less the impact of:
Interest income	(65)	(45)
EBITDA	(9,686,171)	(6,917,341)
Add the impact of:
Share-based compensation	25,302	62,948
Add the impact of:
Restructuring and related costs	684,578	301,839
Klein Matters related professional and legal fees	47,311	—
Financing fees	149,242	235,094
Financing initiatives related expenses	22,092	518,480
Nasdaq delisting / OTCQB Market listing related expenses	47,805	—
Success TMS related integration and related expenses	—	150,000
Adjusted EBITDA	(8,709,841)	(5,648,980)

RECONCILIATION OF ACCOUNTS RECEIVABLE

A quantitative reconciliation of accounts receivable in respect of the three-month periods ended March 31, 2024, March 31, 2023 and the year ended December 31, 2023 which includes a quantification of the adjustment to variable consideration estimate resulting from the additional price concessions which were deemed necessary:

(US$) (unaudited)	Q1 2024	Q1 2023	Fiscal 2023
Opening accounts receivable balance as at the period opening date	7,569,843	7,348,846	7,348,846
Revenue recognized based on expected value	20,401,141	20,737,752	83,221,303
Adjustment to variable consideration estimate	(2,388,951)	(1,433,291)	(9,434,525)
Payments received	(17,047,820)	(19,038,151)	(73,565,781)
Ending accounts receivable balance at the period end date	$8,534,213	$7,615,156	$7,569,843

Accounts Receivable

Accounts receivable increased by 13% to $8.5 million as at the end of Q1 2024 as compared to $7.6 million as at the end of Q1 2023. The increase in Q1 2024 as compared to Q1 2023 is primarily due to the timing of cash collection activity from payors which was delayed by the Q1 2024 patient billing and collections disruptions.

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

As part of our annual budgeting process and on an ongoing basis, we evaluate our estimated annual cash requirements to fund planned expansion activities and working capital requirements of existing operations. Based on this, in addition to historical cash flow, the debt financings and equity offerings completed in Fiscal 2023 and the early part of Fiscal 2024 (see “—Indebtedness and Capital Raising”) and considering our anticipated cash flows from regional operations and our holdings of cash, we believe that we have sufficient capital to meet our future operating expenses, capital expenditures and debt service requirements for approximately the next month as of the date of this Quarterly Report. However, we will need to raise additional funding in the near term, including to satisfy our near-term obligations under the TMS Device Settlement, in addition to our day-to-day operating expenses. However, our ability to fund operating expenses, capital expenditures and future debt service requirements will depend on, among other things, our ability to source external funding, our future operating performance, which will be affected by our ability to meet our debt obligations and remain in compliance with debt covenants, our ability to increase the $115 million cap on the amount indebtedness the Company can accrue under the Credit Agreement set out in the Neuronetics Agreement (as defined below), the outcome of Klein Matters and general economic, financial and other factors, including factors beyond our control such as inflation and recessionary conditions. See “Cautionary Note Regarding Forward-Looking Information”, “Part II – Item 1A. Risk Factors”, “Factors Affecting our Performance” and “Key Highlights and Recent Developments—Restructuring Plan”, as well as further details on our indebtedness and capital raising below under “Indebtedness and Capital Raising”.

Analysis of Cash Flows for Q1 2024

The following table presents our cash flows for each of the periods presented:

(US$) (unaudited)	Q1 2024	Q1 2023
Net cash used in operating activities	(12,810,692)	(6,391,816)
Net cash generated from financing activities	12,140,181	11,827,543
Net cash generated used in investing activities	—	(8,690)
Increase (decrease) in cash	(670,511)	5,427,037

Cash Flows used in Operating Activities

For Q1 2024, cash flows used in operating activities (which includes the full cost of developing new Treatment Centers) totaled $12.8 million, as compared to $6.4 million in Q1 2023. The increase in cash flows used in operating activities is primarily due to the increase in regional operating loss, change in non-cash working capital, offset by cost reductions related to the implementation of our Restructuring Plan. See “Key Highlights and Recent Developments—Restructuring Plan”.

Cash Flows generated from Financing Activities

For Q1 2024, cash flows generated from financing activities amounted to $12.1 million as compared to $11.8 million in Q1 2023. This is primarily driven by the net proceeds from debt financings received in Q1 2024, as compared to the private placement of Common Shares in Q1 2023 (the “2023 Private Placement”) and net loans advanced to the Company in relation to the Credit Agreement in Q1 2023.

Cash Flows generated from (used in) Investing Activities

For Q1 2024, cash flows used in investing activities totaled nil as compared to cash flows generated from investing activities of $0.01 million in Q1 2023, due to the purchase of property, plant and equipment in Q1 2023.

INDEBTEDNESS AND CAPITAL RAISING

Credit Agreement

Initial Agreement and Funding

On July 14, 2022 (the “Original Closing Date”), the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Madryn and its affiliated entities. As of the Original Closing Date, the Credit Agreement provided the Company with a $55 million term loan (the “Existing Loan”), which was funded on the Original Closing Date. In addition, the Credit Agreement permits the Company to draw up to an additional $20 million in a single draw at any time on or prior to December 31, 2024 for purposes of funding future mergers and acquisition activity. Prior to March 31, 2023, all amounts borrowed under the Credit Agreement bore interest at a rate equal to the three-month LIBOR rate plus 9.0%, subject to a minimum three-month LIBOR floor of 1.5%. Commencing March 31, 2023, as a result of an amendment to the Credit Agreement entered into between the parties on February 21, 2023, all advances under the Credit Agreement will accrue interest at a rate equal to 9.0% plus the 3-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 1.5%) plus 0.10%. The Credit Agreement matures over 63 months and provides for four years of interest-only payments. The initial principal balance of $55,000,000 is due in five equal 3 month installments beginning on September 30, 2026. The Company has granted a lien on, and security interest over all assets of the Company in connection with the performance and prompt payment of all obligations of the Company under the Credit Agreement.

For a further summary of our Credit Agreement, including events of default and ongoing financial covenants see our Annual Report. In addition, a copy of the thirty-first amendment to the Credit Agreement, dated as of May 2, 2024, is included as exhibit to 10.1 this Quarterly Report.

Credit Facility Amendments and Subsequent Funding

From February 2023 through May 2024, the Company has entered into certain amendments to the Credit Agreement, pursuant to which Madryn and its affiliates have extended twenty additional tranches of term loans to the Company in an aggregate principal amount of $44.1 million and each such tranche was fully funded at closing of the applicable amendment (collectively, the “New Loans”). After giving effect to the New Loans and the Existing Loan, the aggregate principal amount outstanding under the Credit Agreement as of the date of this Quarterly Report is $99.1 million (collectively, the “Loans”). The Loans provide Madryn with the option to convert up to approximately $7.4 million of the outstanding principal amount of the Loans into Common Shares (the “Madryn Conversion Instruments”) at a price per share equal to $1.90, subject to customary anti-dilution adjustments (the “Madryn Conversion Price”).

We entered into the New Loans in part to remain in compliance with the Minimum Liquidity Covenant (as defined below) and in order to satisfy our near-term cash requirements necessary to operate our business. As of the date of this Quarterly Report, full conversion of the Madryn Conversion Instruments at the Madryn Conversion Price would, result in the issuance of up to approximately 3.9 million Common Shares, representing approximately 8.6% of the issued and outstanding Common Shares as at the date of this Quarterly Report. Madryn has received customary registration rights for the Common Shares issuable pursuant to the Madryn Conversion Instruments.

In addition, from December 2022 through May 2024, the Company and Madryn have agreed on a number of occasions to amend the Credit Agreement to temporarily waive the Company’s covenant to maintain minimum liquidity of $3.0 million, tested on a daily basis (the “Minimum Liquidity Covenant”) in order to avoid a breach as a result of the Company’s non-compliance. The most recent amendment to the Minimum Liquidity Covenant, executed on May 1, 2024, extends the reduced Minimum Liquidity Covenant requirement of $300,000 to May 30, 2024, at which time (unless further amended or waived), the Minimum Liquidity Covenant requirement will revert to $3,000,000. We anticipate needing to obtain a further amendment to (or waiver of) the Minimum Liquidity Covenant in order to extend the application of the reduced liquidity requirement of $300,000 beyond May 30, 2024.

We also amended the Credit Agreement on June 14, 2023 to provide for an amendment fee payable to Madryn in the amount of $1,000,000 (the “Amendment Fee”), which was paid-in-kind by adding the Amendment Fee to the outstanding principal balance of the Loans. Between Q3 2023 and Q1 2024 we have amended the Credit Agreement to convert the ongoing cash interest payments into paid-in-kind interest.

Subordinated Convertible Note

On August 15, 2023, the Company entered into a note purchase agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Note Purchase Agreement”), pursuant to which the Company may issue subordinated convertible promissory notes (“Subordinated Convertible Notes”) from time to time. On August 28, 2023, the Company exchanged the Insider Notes (as defined below) in an aggregate principal amount of $2.8 million for an equal amount of Subordinated Convertible Notes pursuant to the terms of the Note Purchase Agreement. In addition, between August 2023 and October 2023, the Company issued Subordinated Convertible Notes to Madryn, Greybrook Health Inc. (“Greybrook Health”) and certain other investors, in an aggregate principal amount equal to $6.9 million. As of the date of this Quarterly Report, there is approximately $9.7 million aggregate principal amount of Subordinated Convertible Notes issued and outstanding.

All Subordinated Convertible Notes bear interest at a rate consistent with the Credit Agreement and mature on the earlier of March 31, 2028, in the event of a change of control, acceleration of other indebtedness, or six months following repayment or refinancing of all Loans under the Company’s Credit Agreement.

The Subordinated Convertible Notes provide holders the option to convert any amount up to the outstanding principal amount plus accrued interest into Common Shares at any time at the election of the holders thereof or on a mandatory basis by all Subordinated Convertible Noteholders at the request of Madryn. The Subordinated Convertible Notes are convertible into such number of Common Shares equal to the principal amount of Subordinated Convertible Notes to be converted (plus accrued and unpaid interest thereon) divided by a conversion price equal to the lesser of (1) 85% of the closing price per Common Share on Nasdaq or any other market as of the closing date for such notes, as adjusted from time to time for certain dilutive transactions, and (2) (i) 85% of the 30-day volume weighted average trading price of the Common Shares on an applicable trading market (which includes the OTCQB Market) prior to conversion, or (ii) if the Common Shares are not listed on an applicable trading market at the time of conversion, a per share price equal to 85% of the fair market value per Common Share as of such date; provided that, in any event, the conversion price shall not be lower than $0.078 (the “Subordinated Convertible Note Conversion Price”). As of May 3, 2024, the applicable Subordinated Convertible Note Conversion Price is $0.0859. Under the Note Purchase Agreement, the maximum number of Common Shares that can be issued under the Subordinated Convertible Notes is 200,000,000 Common Shares.

In connection with the Subordinated Convertible Notes, all Subordinated Convertible Noteholders also received customary resale, demand and “piggy-back” registration rights with respect to the Common Shares issuable upon conversion pursuant to a registration rights agreement, by and among the Company and the noteholders.

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

The Company previously entered into a note purchase agreement, dated as of August 1, 2023, with Greybrook Health, pursuant to which the Company issued an unsecured subordinated note in an aggregate principal amount of $1.0 million to Greybrook Health (the “August 2023 Note”). In connection with the entry into such note purchase agreement, the Company concurrently entered into (i) an amendment to the Credit Agreement and (ii) a consent agreement in respect of the Neuronetics Note (as defined below), in each case, permitting the incurrence of indebtedness under such note purchase agreement.

The Company subsequently exchanged the total par value of the principal for the February 2023 Notes and August 2023 Note (collectively, the “Insider Notes”) for the Subordinated Convertible Notes.

As of the date of this Quarterly Report, the aggregate proceeds of the New Loans, the Insider Notes (which were exchanged in full, and extinguished by the issuance of, the Subordinated Convertible Notes issued to the Noteholders on August 28, 2023) and the Subordinated Convertible Notes is equal to approximately $53.8 million.

In connection with the issuance of the Insider Notes, the Company issued a combined total of 385,870 Common Share purchase warrants to Greybrook Health (the “Greybrook Warrants”). 135,870 of the Greybrook Warrants were issued alongside the

February 2023 Notes and are exercisable for one Common Share at an exercise price of $1.84, subject to customary anti-dilution adjustments. 250,000 of the Greybrook Warrants were issued alongside the August 2023 Note and are exercisable for one Common Share at an exercise price equal to (a) if the Common Shares are listed on Nasdaq or any other trading market at the time of exercise, 85.0% of the volume-weighted average trading price of the Common Shares on Nasdaq (or, if not listed on Nasdaq, then such other trading market on which the Common Shares are principally traded, based upon daily share volume) for the five trading days immediately preceding the exercise date, or (b) if the Common Shares are not listed on any trading market at the time of exercise, a per share price based on fair market value, as determined by the board of directors of the Company (the “Board”), in each case subject to customary anti-dilution adjustments. The Greybrook Warrants will expire five years from the applicable date of issuance.

Neuronetics Note and Warrants

In January 2023, the Company and Neuronetics, Inc. (“Neuronetics”) jointly announced an expanded commercial partnership through year end 2028. Under the amended and restated master sales agreement between the Company and Neuronetics, dated as of January 17, 2023 (as amended by an amending agreement dated March 16, 2023, the “Neuronetics Agreement”), Neuronetics is the exclusive supplier of TMS Devices to the Company. Over time, Neuronetics’ NeuroStar TMS Devices will replace competitive TMS Devices at the Company’s Treatment Centers. The Neuronetics Agreement also contains minimum purchase commitments, and all treatment session purchases will convert to a “per-click” consumable model.

On March 31, 2023, the Company and Neuronetics agreed to convert the Company’s outstanding account balance payable to Neuronetics in the amount of approximately $5.9 million, together with Neuronetics’ out-of-pocket financing costs, into secured debt in the aggregate principal amount of $6.0 million, pursuant to a secured promissory note and guaranty agreement, by and among Neuronetics, the Company and certain of its subsidiaries (the “Neuronetics Note”). All amounts borrowed under the Neuronetics Note will bear interest at a rate equal to the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website, plus (b) 7.65%. The Neuronetics Note matures on March 31, 2027. Pursuant to the terms of the Neuronetics Note, upon the occurrence of an event of default under the Neuronetics Note, Greenbrook will be required to issue the Neuronetics Warrants (defined below). Additionally, under the Neuronetics Agreement, the Company is required to pay all costs to relocate the TMS Devices supplied by Neuronetics from the Treatment Centers that are closed in connection with the Restructuring Plan and install such TMS Devices in the Company’s Treatment Centers that remain open. In connection with the entry into the Neuronetics Note, the Company concurrently entered into an amendment to the Credit Agreement in order to permit the Company to incur the indebtedness under the Neuronetics Note and the lien securing such obligations.

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

On May 25, 2023, the Neuronetics Agreement was amended to include additional out-of-pocket expenses, totaling $0.25 million, incurred by Neuronetics in connection with the negotiation, preparation, and delivery of the Neuronetics Note. In addition, Neuronetics has agreed to waive the fee for TMS Device relocations. As at March 31, 2024, the aggregate principal amount remaining on the Neuronetics Note is $4.8 million. The Company has granted a lien on, and security interest in, substantially all of its assets in favor of Neuronetics, as security for the obligations under the Neuronetics Note, and Madryn as security for the obligations under the Credit Agreement. The liens and security interests granted to Neuronetics and Madryn are pari passu (equal priority) pursuant to the terms of an intercreditor agreement, dated as of March 31, 2023, by and among Neuronetics, Madryn and the Company.

February 2024 Public Offering

On February 26, 2024, the Company completed an SEC-registered direct offering for an issuance of 2,828,249 Common Shares at a price of $0.20 per Common Share, for gross proceeds of approximately $565,649 before deducting legal fees and other offering expenses payable the Company (the “February 2024 Public Offering”). The net proceeds of the February 2024 Public Offering were used for working capital and general corporate purposes.

2023 Private Placement

On March 23, 2023, the Company completed the 2023 Private Placement. An aggregate of 11,363,635 Common Shares were issued at a price of $0.55 per Common Share, for aggregate gross proceeds to the Company of approximately $6.25 million. The 2023 Private Placement included investments by Madryn, together with certain of the Company’s other major shareholders, including Greybrook Health and affiliates of Masters Special Situations LLC (“MSS”). The Company used the net proceeds from the 2023 Private Placement to fund the Restructuring Plan and for working capital and general corporate purposes.

In connection with the 2023 Private Placement, Greybrook Health, Madryn and MSS each received customary resale, demand and “piggy-back” registration rights.

Alumni Purchase Agreement

On July 13, 2023, the Company entered into a purchase agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni”) which provided equity line financing for sales from time to time of up to $4,458,156 of Common Shares. The Common Shares were issuable from time to time (the “Purchase Shares”) in connection with the delivery of purchase notices delivered by the Company to Alumni, at variable prices set forth therein, in accordance with the terms of the Alumni Purchase Agreement.

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

Other Indebtedness

During the period ended September 30, 2022, the Company assumed loans as part of the acquisition of Check Five LLC (doing business as “Success TMS”) (the “Success TMS Acquisition”) from three separate financing companies for the purchase of TMS Devices. These TMS Device loans bear an average interest rate of 9.3% with average monthly blended interest and capital payments of $1,538 and mature during the years ending December 31, 2023 to December 31, 2025. There are no covenants associated with these loans.

During Q1 2024, the Company repaid TMS Device loans totalling $0.02 million (Q1 2023: $0.04 million).

During Fiscal 2022, the Company assumed two promissory notes totaling $0.2 million, bearing interest of 5% per annum with a maturity date of December 31, 2025 (the “Success TMS Promissory Notes”). In addition, on July 14, 2022, in connection with the Success TMS Acquisition, the Company assumed the obligation of Success TMS to repay a promissory note to a lender associated with

Benjamin Klein, who is a significant shareholder and former director of the Company (the “Klein Note”). The Klein Note totaled $2.1 million, bore interest at a rate of 10% per annum and matured on May 1, 2024.

On April 25, 2023, Batya Klein, as trustee of the Marital Trust created by Kenneth S. Klein Revocable Trust U/A/D 10/20/80 (the “Klein Plaintiff”) filed a complaint against Success TMS in the Superior Court of New Jersey, Law Division (Bergen County) alleging a single claim for breach of contract of the Klein Note, in the principal amount of $2,090,264 (the “Klein Note Action” and together with the Delaware Complaint (as defined below), the “Klein Matters”). Specifically, the complaint alleged that there was an event of default under the Klein Note and demanded acceleration of the indebtedness due thereunder. The Company moved to dismiss the Klein Note Action on the basis that there was no event of default and the demand for acceleration was defective, and that the New Jersey court lacked jurisdiction to hear the matter.

On November 21, 2023, the Company announced it had entered into a settlement agreement (the “Klein Settlement Agreement”) with the plaintiff regarding the Klein Note Action. Under the terms of the Klein Settlement Agreement, the Company agreed to make payments to the plaintiff in the total amount of approximately $2.2 million, structured as an initial immediate payment of $250,000, weekly payments of $75,000 thereafter up to and until the May 1, 2024, maturity date of the Klein Note, upon which the balance owing became due. In exchange for entry into the settlement agreement, the plaintiff dismissed, with prejudice, the Klein Note Action on November 27, 2023, and both parties provided a mutual release of claims. The Klein Note was fully repaid at maturity. As of the date of this Quarterly Report, we were in compliance with the terms of the Klein Settlement Agreement.

In connection with a settlement and mutual release agreement with a device manufacturer for the termination of TMS Device contracts (the “TMS Device Settlement”), as required by the Neuronetics Agreement, the Company had an amount payable of $6,600,000, due in equal instalments over 44 weeks beginning in August 2023 (of which we have $750,000 outstanding as of the date of this Quarterly Report).

During Q1 2024, the Company paid nil towards the two remaining Success TMS Promissory Notes (Q1 2023: $0.1 million).

RELATED PARTY TRANSACTIONS

Greybrook Health

During Q1 2024, the Company recognized nil in other corporate, general and administrative expenses (Q1 2023: $0.002 million) related to transactions with Greybrook Health. As at March 31, 2024, nil was included in accounts payable and accrued liabilities related to payables for Greybrook Capital Inc. (the parent company of Greybrook Health).

On February 3, 2023 and February 28, 2023, Greybrook Health purchased the February 2023 unsecured notes in the aggregate principal amount of $1.0 million.

On August 1, 2023, the Company issued the August 2023 Notes to Greybrook Health in an aggregate principal amount of $1.0 million. As additional consideration for the purchase of the August 2023 Note, the Company issued to Greybrook Health 250,000 warrants each exercisable for one Common Share at an exercise price equal to (a) 85.0% of the volume-weighted average trading price of the Common Shares on Nasdaq (or, if not listed on Nasdaq, then such other trading market on which the Common Shares are principally traded, based upon daily share volume) for the five trading days immediately preceding the exercise date, or (b) if the Common Shares are not listed on any trading market at the time of exercise, a per share price based on fair market value, as determined by the Board, in each case subject to customary anti-dilution adjustments.

Both the February 2023 Notes and the August 2023 Notes were exchanged for Subordinated Convertible Notes on August 28, 2023. Greybrook Health separately purchased an additional $500,000 aggregate principal amount of Subordinated Convertible Notes on August 15, 2023. The February 2023 Notes, the August 2023 Notes and the Subordinated Convertible Notes each bore interest at a rate consistent with the Company’s Credit Agreement. There has been no payment by the Company on the principal of the Subordinated Convertible Notes. As of the date of this Quarterly Report there is currently $2.9 million outstanding principal owed to Greybrook under the Subordinated Convertible Notes.

Greybrook Health also participated in the 2023 Private Placement, purchasing 2,272,727 Common Shares at an aggregate subscription price of approximately $1.25 million.

Madryn

On July 14, 2022, the Company entered into the Credit Agreement with Madryn and has since  entered into amendments to the Credit Agreement in which Madryn has extended the New Loans to the Company. During Q1 2024, the Company recognized $3.6 million in interest expense related to the Credit Agreement. All Loans under the Credit Agreement accrue interest at a rate equal to 9.0% plus the 3-month Term Secured Overnight Financing Rate (subject to a floor of 1.5%) plus 0.10%. As of May 10, 2024, the aggregate principal outstanding under the Credit Agreement is $99 million. Approximately $7.4 million of the aggregate principal outstanding under the Credit Agreement can be converted into Common Shares at the Madryn Conversion Price.

In the third and fourth quarter of the fiscal year ended December 31, 2023, Madryn purchased an aggregate of $4.5 million in Subordinated Convertible Notes from the Company. The Subordinated Convertible Notes all bear interest at a rate consistent with the Company’s Credit Agreement and there has been no payment on the principal of the Subordinated Convertible Notes. As of the date of this Quarterly Report there is currently $4.5 million outstanding principal owed to Madryn under the Subordinated Convertible Notes.

Madryn also participated in the 2023 Private Placement, purchasing 6,363,636 Common Shares at an aggregate subscription price of approximately $3.5 million. See “Indebtedness and Capital Raising—2023 Private Placement” above.

Benjamin Klein

During Q1 2024, the Company recognized nil in other corporate, general and administrative expenses (Q1 2023: $0.1 million) related to amounts payable for employment services rendered and other related costs incurred by Benjamin Klein in the ordinary course of business. As at March 31, 2024, nil was included in accounts payable and accrued liabilities related to payables for Benjamin Klein and entities he owns.

On July 14, 2022, in connection with the Success TMS Acquisition, the Company assumed the obligation of Success TMS to repay the Klein Note. The Klein Note totaled $2.1 million, bore interest at a rate of 10% per annum and matured on May 1, 2024. The carrying value of the Klein Note as at March 31, 2024 was nil (March 31, 2023 – $2.1 million). During Q1 2023, the Company recognized nil in interest expense related to the Klein Note (Q1 2023: $0.1 million). The Klein Note was fully repaid at maturity.

In addition, on November 20, 2023, the Company entered into the Klein Settlement Agreement. See “Indebtedness and Capital Raising—Other Indebtedness” above and “Part II – Item 1. Legal Proceedings” below.

1315 Capital

1315 Capital purchased an aggregate principal amount of $212,396 of the February 2023 Notes which were then exchanged on August 28, 2023, for Subordinated Convertible Notes. The Subordinated Convertible Notes all bear interest at a rate consistent with the Company’s Credit Agreement and there has been no payment on the principal of the Subordinated Convertible Notes. As of the date of this Quarterly Report there is currently $0.2 million outstanding principal owed to 1315 Capital under the Subordinated Convertible Notes.

MSS

MSS participated in the 2023 Private Placement, purchasing 2,737,272 Common Shares at an aggregate subscription price of approximately $1.5 million.

Loans from other shareholders and officers

In addition to the transaction referenced within this section, the Company also received loans from and issued Insider Notes to certain officers and former officers of the Company, including, Bill Leonard, Erns Loubser, and Geoffrey Grammer. All Insider Notes have since been exchanged for Subordinated Convertible Notes.

Other Agreements with Related Parties

We have also entered into certain customary investor rights and registration rights agreements with certain of our shareholders who either have a nominee appointed to our Board or the unexercised right to appoint a nominee to our Board. For additional information on these related party agreements, please refer to the Annual Report, which is available on SEDAR+ at www.sedarplus.com and on EDGAR at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Macroeconomic Risk

Macroeconomic conditions may adversely affect our business. Demand for our services may be impacted by weak economic conditions, inflation, stagflation, recession, equity market volatility or other negative economic factors in the United States. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. Accordingly, inflation may have a negative impact on our future results of operations, which may be materially adverse. Further, as recessionary conditions develop, our suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our patients’ demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our patients, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. These adverse macroeconomic conditions may also negatively impact patient spending ability, which in turn may negatively impact our revenues. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

Credit Risk

Credit risk arises from the potential that a counterparty will fail to perform its obligations. We are exposed to credit risk from patients and third-party payors including federal and state agencies (under the Medicare programs), managed care health plans and commercial insurance companies. Our exposure to credit risk is mitigated in large part by the fact that the majority of our accounts receivable balances are receivable from large, creditworthy medical insurance companies and government-backed health plans.

Based on the Company’s industry, none of the accounts receivable is considered “past due”. Furthermore, the payors have the ability and intent to pay, but price lists for the Company’s services are subject to the discretion of payors. As such, the timing of collections is not linked to increased credit risk. The Company continues to collect on services rendered in excess of 24 months from the date such services were rendered.

Liquidity Risk

Liquidity risk is the risk that we may encounter difficulty in raising funds to meet our financial commitments or can only do so at an excessive cost. We aim to ensure there is sufficient liquidity to meet our short-term business requirements, taking into account our anticipated cash flows from operations, our holdings of cash and our ability to raise capital from existing or new investors and/or lenders. We have historically been able to obtain financing from supportive shareholders and other sources when required; however, we can provide no assurance that such shareholders will continue to provide similar financing in the future.

Currency Risk

Currency risk is the risk to our earnings that arises from fluctuations in foreign exchange rates and the degree of volatility of those rates. We have minimal exposure to currency risk as substantially all of our revenue, expenses, assets and liabilities are denominated in U.S. dollars. We pay certain vendors and payroll costs in Canadian dollars from time to time, but due to the limited size and nature of these payments they do not expose us to significant currency risk.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to changes in interest rates on its cash and long-term debt. The Credit Agreement bears interest at a rate equal to the 3-month SOFR benchmark plus 9.1%. In addition, all amounts borrowed under the Neuronetics Note will bear interest at a rate equal to the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website, plus (b) 7.65%.

For additional information, see Note 19 of our unaudited condensed interim consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 for a qualitative and quantitative discussion of our exposure to these market risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls & Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by the Company in its annual filings, interim filings or other reports filed or submitted by it under securities legislation is recorded, processed, summarized and reported within the time periods specified in the securities legislation. Management is also responsible for the information required to be disclosed by the Company is recorded, processed, summarized and reported to senior management, including the interim Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), on a timely basis so that appropriate decisions can be made regarding public disclosure.

Management, under the oversight of the CEO and CFO, has evaluated the design and effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the CEO and the CFO concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures (as defined in National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings) were ineffective as a result of a material weakness identified in the Company’s internal control over financial reporting, which is further described below.

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

There has been no change in the Company’s disclosure controls and procedures that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures.

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

Based on this evaluation, the CEO and CFO has concluded that, as of March 31, 2024, the Company’s internal controls over financial reporting were ineffective as a result of the identified material weakness.

In connection with the audit of our annual consolidated financial statements for Fiscal 2023 that were prepared in accordance with US GAAP, and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), our management identified a material weakness in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Due to the complexities and estimation uncertainty that inherently exist in the recognition of revenue, our management identified a material weakness related to the Company not having effectively designed and maintained controls over the effective preparation, review and approval of its adjustment to variable consideration.

This control deficiency, which was not pervasive in nature and was isolated in impact, resulted in a material misstatement to the Company’s financial statements in Fiscal 2022 identified through the audit, which was corrected by management prior to the release of the annual consolidated financial statements for Fiscal 2023 and Fiscal 2022 that are included in this Annual Report. The Company concluded following the discovery of this error that the previously issued financial statements for Fiscal 2022 could no longer be relied upon as the identified error resulted in certain adjustments to the amounts or disclosures isolated to revenue, retained earnings and accounts receivable in Fiscal 2022 and Fiscal 2023. For more information, see the Explanatory Note following the cover page of the Annual Report.

We intend to implement a remediation plan that involves enhancing our current controls surrounding the adjustment to variable consideration, and the expected credit loss model by which it is calculated, by more rigorously testing the inputs into the expected credit loss model.

The CEO and CFO do not expect that internal controls over financial reporting will prevent all misstatements. The design of a system of internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving the stated goals under all potential future conditions. Nevertheless, management has designed and implemented controls to mitigate this risk to the extent practicable.

Notwithstanding the material weakness described above, management has concluded that the Company’s audited consolidated financial statements as at and for the year ended December 31, 2023 and the unaudited condensed interim consolidated financial statements for the three months ended March 31, 2024 present fairly, in all material respects, the Company’s financial position, results of operations, changes in equity and cash flows in accordance with US GAAP.

Except as described above in respect of our remediation efforts, there has been no change in the Company’s ICFR that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonable likely to materially affect, the Company’s ICFR.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Klein Note Action

As previously disclosed, on July 14, 2022, we, through our wholly-owned U.S. subsidiary, TMS US, completed the Success TMS Acquisition pursuant to a Membership Interest Purchase Agreement dated as of May 15, 2022 (the “Success Purchase Agreement”) by and among the Company, Success TMS and its direct and indirect owners, including Success Behavioral Holdings LLC, Theragroup LLC, The Bereke Trust U/T/A Dated 2/10/03, Batya Klein and Benjamin Klein (collectively, the “Seller Parties”).

In addition, on July 14, 2022, in connection with the Success TMS Acquisition, we assumed the obligation of Success TMS to repay the Klein Note totaling $2.1 million. Mr. Klein was also the Chief Operating Officer of Greenbrook from July 2022 until his termination by the Company effective May 4, 2023.

On April 25, 2023, Batya Klein, as trustee of the Marital Trust created by Kenneth S. Klein Revocable Trust U/A/D 10/20/80 (the “Klein Plaintiff”), filed the Klein Note Action alleging that there was an event of default under the Klein Note and demanded acceleration of the indebtedness due thereunder. The Company moved to dismiss the Klein Note Action on the basis that there was no event of default and the demand for acceleration was defective, and that the New Jersey court lacked jurisdiction to hear the matter. On

August 18, 2023, the New Jersey court denied the motion to dismiss, ruling that it had jurisdiction to hear the matter and that, assuming the truth of the allegations in the complaint, the Klein Plaintiff had the right to seek legal remedy for the alleged default.

On November 21, 2023, the Company announced it entered into the Klein Settlement Agreement. Under the terms of the Klein Settlement Agreement, the Company agreed to make payments to the Klein Plaintiff in the total amount of approximately $2.2 million, structured as an initial immediate payment of $250,000, weekly payments of $75,000 thereafter up to and until the May 1, 2024 maturity date of the Klein Note, upon which the balance owing will be due. In exchange for entry into the Klein Settlement Agreement, the Klein Plaintiff dismissed, with prejudice the Klein Note Action on November 27, 2023, and both parties provided a mutual release of claims. The Klein Note was fully repaid at maturity.

Purchase Agreement Claims

As previously disclosed, on May 24, 2023, the Seller Parties filed a complaint in the Superior Court of the State of Delaware against the Company, TMS US and certain executive officers of the Company, and subsequently a first amended complaint on August 31, 2023 (the “Delaware Complaint”), concerning alleged disputes arising out of the Success TMS Acquisition (the “Purchase Agreement Claims”). The Purchase Agreement Claims allege contractual fraud, indemnification for breach of certain representations and warranties of the Company contained in the Success Purchase Agreement, other breaches of the Success Purchase Agreement and a registration rights agreement, and breach of the implied covenant of good faith and fair dealing. The Delaware Complaint seeks damages in an amount to be determined at trial, which are alleged to exceed $1 million. On October 2, 2023, the Company and the other defendants moved to dismiss the Purchase Agreement Claims.

On November 20, 2023, the court stayed the Purchase Agreement Claims until May 13, 2024. On May 14, 2024, the court lifted the stay and set a briefing schedule for defendants’ motion to dismiss the Purchase Agreement Claims.

One of the claims at issue in the Purchase Agreement Claims includes alleged breach of the Success Purchase Agreement entered into between the Company and the Seller Parties for failure by the Company to release an additional 2,908,665 Common Shares have been held back and deposited with an escrow agent (the “Escrowed Shares”). Although we do not believe Mr. Klein is currently entitled to the release of any of the Escrowed Shares, Mr. Klein has disputed this and we may be required to release some or all of the Escrowed Shares, or otherwise settle the dispute, in the future.

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

ITEM 1A. RISK FACTORS

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report, as filed with the SEC on April 26, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report. During the three months ended March 31, 2024, except as described elsewhere in this Quarterly Report, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Document Description

10.1*

Thirty-First Amendment to Credit Agreement, dated May 2, 2024, between Greenbrook TMS Inc. and Madryn Health Partners II (Cayman Master), LP and the Amended and Restated Credit Agreement between Greenbrook TMS Inc., certain subsidiaries of Greenbrook TMS Inc., Madryn Health Partners II (Cayman Master), LP and the lenders from time-to-time party thereto, dated July 14, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenbrook TMS Inc.
	By:	/s/ Bill Leonard
Date: May 14, 2024		Name: Bill Leonard Title: President & Chief Executive Officer (Authorized Signatory and Principal Executive Officer)