Form 10-Q
period 2024-06-30
Greenbrook TMS Inc.
filed 2024-08-14
CIK 1735948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes     ☒   No    ☐    Not Applicable    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2024, 45,602,260 common shares of the registrant were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including the Company’s expectations regarding the closing and potential benefits of the Neuronetics Transaction (as defined below) and the timing thereof, information relating to the PA Settlement (as defined below), the expected closing date thereof and its impact on the Company’s financial position, liquidity, capital resources and cash flows, the expected relinquishment and return to treasury for cancellation of the Common Shares held owned or controlled by Mr. Klein, and the continued roll-out of the Spravato® Program and Medication Management (each as defined herein) at additional Treatment Centers (as defined below) and our potential to enhance profit margins and diversify total revenue, our expansion opportunities, our expectations regarding our liquidity and available financing and continued compliance with the Credit Agreement (as defined herein) and our other outstanding debt obligations , and our expectations of future results, performance, achievements, prospects or opportunities, constitutes “forward-looking information” within the meaning of applicable securities laws in Canada and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). This information is based on management’s reasonable assumptions and beliefs in light of the information currently available to us and is current as of the date of this Quarterly Report. Actual results and the timing of events may differ materially from those anticipated in the forward-looking information contained in this Quarterly Report as a result of various factors.

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

Many factors could cause our actual results, level of activity, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, without limitation: macroeconomic factors such as inflation and recessionary conditions, substantial doubt regarding the Company’s ability to continue as a going concern due to recurring losses from operations; inability to increase cash flow and/or raise sufficient capital to support the Company’s operating activities and fund its cash obligations, repay indebtedness and satisfy the Company’s working capital needs and debt obligations and obligations under the Arrangement Agreement (as defined below); prolonged decline in the price of the Company’s common shares (“Common Shares”) reducing the Company’s ability to raise capital; inability to satisfy debt covenants under the Credit Agreement and the potential acceleration of indebtedness, risks related to our ability to continue to negotiate amendments to the Credit Agreement to prevent a default; risks relating to maintaining an active, liquid and orderly trading market for our Common Shares as a result of our delisting from trading on the Nasdaq Capital Market of the Nasdaq Stock Market LLC (“Nasdaq”); risks related to the Company’s negative cash flows, liquidity and its ability to secure additional financing; increases in indebtedness levels causing a reduction in financial flexibility; inability to achieve or sustain profitability in the future; inability to secure additional financing to fund losses from operations and satisfy our debt obligations; risks relating to completion of the Neuronetics Transaction or any other strategic alternatives to the Neuronetics Transaction should it fail to be consummated, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining bankruptcy protection, and the terms, value and timing of any transaction resulting from that process; risks and uncertainties related to the Neuronetics Transaction, including the timing for completion thereof, receipt of shareholder approvals in connection therewith, and the ability to achieve the benefits expected to be derived therefrom; claims made by or against the Company, which may be resolved unfavorably to us; risks relating to the Company’s dependence on Neuronetics, Inc. (“Neuronetics”) as its exclusive supplier of TMS Devices (as defined below); risks and uncertainties relating to the restatement of our financial statements for Fiscal 2022 and Fiscal Q3 2023, including any potential litigation and/or regulatory proceedings as well as any adverse effect on investor confidence and our reputation; as well as the factors discussed in the “Part II – Item 1A. Risk Factors” section of this Quarterly Report. Additional risks and uncertainties are discussed in the Company’s materials filed with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”) from time to time, including the Company’s Annual Report on Form 10-K filed on April 26, 2024 in respect of the fiscal year ended December 31, 2023 (the “Annual Report”). These factors are not intended to represent a complete list of the factors that could affect us; however, these factors should be considered carefully.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Greenbrook TMS Inc.

Three and six months ended June 30, 2024 and 2023

(Unaudited)

GREENBROOK TMS INC.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets

Current assets:
Cash	$3,347,335	$3,323,708
Restricted cash	1,000,000	1,000,000
Accounts receivable, net (note 19(b))	10,851,757	7,569,843
Prepaid expenses and other	4,330,722	3,079,785
Total current assets	19,529,814	14,973,336

Property, plant and equipment (note 5)	4,876,230	4,793,979
Intangible assets (note 6)	588,963	622,057
Finance right-of-use assets (note 7(a))	1,434,139	2,140,338
Operating right-of-use assets (note 7(b))	29,068,565	28,887,905
Total assets	$55,497,711	$51,417,615

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$15,954,676	$13,701,630
Current portion of loans payable (note 9(a))	6,876,994	5,770,603
Current portion of finance lease liabilities (note 7(a))	452,550	622,730
Current portion of operating lease liabilities (note 7(b))	4,447,990	3,960,346
Current portion of shareholder loans (note 10)	511,125	505,161
Other payables (note 11)	1,150,316	5,730,781
Non-controlling interest loans (note 9(b))	66,400	63,174
Deferred and contingent consideration (note 12)	1,000,000	1,000,000
Advance for research collaboration (note 13)	—	1,300,000
Total current liabilities	30,460,051	32,654,425

Loans payable (note 9(a))	123,266,705	90,230,173
Finance lease liabilities (note 7(a))	62,168	235,107
Operating lease liabilities (note 7(b))	26,243,718	26,438,220
Shareholder loans (note 10)	3,049,843	2,807,480
Total liabilities	183,082,485	152,365,405

Shareholders’ deficit:
Common shares (note 14)	121,236,710	120,741,061
Contributed surplus (note 15)	5,456,887	5,397,700
Deficit	(250,453,785)	(224,174,970)
Total shareholders’ deficit excluding non-controlling interest	(123,760,188)	(98,036,209)
Non-controlling interest (note 23)	(3,824,586)	(2,911,581)
Total shareholders’ deficit	(127,584,774)	(100,947,790)

Basis of preparation and going concern (note 2(a))
Contingencies (note 16)
Subsequent event (notes 2(a) and 25)
Related party transactions (note 21)

Total liabilities and shareholders’ deficit	$55,497,711	$51,417,615

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$19,108,067	$17,690,449	$37,120,257	$36,994,910
Other revenue	1,300,000	—	1,300,000	—
	20,408,067	17,690,449	38,420,257	36,994,910
Expenses:
Direct center and patient care costs	13,743,806	13,504,507	26,901,989	27,262,727
Other regional and center support costs (note 24)	6,389,077	4,510,869	13,421,644	9,589,567
Depreciation (notes 5 and 7)	310,708	870,306	623,948	1,835,354
	20,443,591	18,885,682	40,947,581	38,687,648

Regional operating loss	(35,524)	(1,195,233)	(2,527,324)	(1,692,738)

Center development costs	116,277	105,871	240,721	218,062
Corporate, general and administrative expenses (note 24)	7,498,701	8,140,490	15,178,415	15,419,061
Share-based compensation (note 15)	33,885	513,782	59,187	576,730
Amortization (note 6)	16,546	16,547	33,094	33,095
Interest expense	4,734,957	2,885,131	8,937,359	5,577,549
Interest income	(65)	(56)	(130)	(101)

Loss before income taxes	(12,435,825)	(12,856,998)	(26,975,970)	(23,517,134)

Income tax expense (note 18)	—	—	—	—

Loss for the period and comprehensive loss	$(12,435,825)	$(12,856,998)	$(26,975,970)	$(23,517,134)
Non-controlling interest (note 23)	(30,630)	(114,724)	(352,479)	(183,550)
Loss for the period and comprehensive loss attributable to Greenbrook	$(12,405,195)	$(12,742,274)	$(26,623,491)	$(23,333,584)

Net loss per share (note 22):
Basic	$(0.27)	$(0.31)	$(0.60)	$(0.66)
Diluted	(0.27)	(0.31)	(0.60)	(0.66)

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Condensed Interim Consolidated Statements of Changes in Equity (Deficit)

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

					Non-	Total
	Common shares		Contributed		controlling	equity
Six months ended June 30, 2023	Number	Amount	surplus	Deficit	interest	(deficit)
Balance, December 31, 2022	29,436,545	$114,120,362	$4,552,067	$(175,007,144)	$(2,777,127)	$(59,111,842)
Net comprehensive loss for the period	—	—	—	(10,591,310)	(68,826)	(10,660,136)
Share-based compensation (note 15)	—	—	62,948	—	—	62,948
Issuance of common shares (note 14)	11,363,635	6,139,262	—	—	—	6,139,262
Issuance of lender warrants	—	—	59,786	—	—	59,786
Acquisition of subsidiary non-controlling interest (note 23)	—	—	—	(118,052)	118,052	—
Balance, March 31, 2023	40,800,180	$120,259,624	$4,674,801	$(185,716,506)	$(2,727,901)	$(63,509,982)
Net comprehensive loss for the period	—	—	—	(12,742,274)	(114,724)	(12,856,998)
Share-based compensation (note 15)	—	—	513,782	—	—	513,782
Balance, June 30, 2023	40,800,180	$120,259,624	$5,188,583	$(198,458,780)	$(2,842,625)	$(75,853,198)

					Non-	Total
	Common shares		Contributed		controlling	equity
Six months ended June 30, 2024	Number	Amount	surplus	Deficit	interest	(deficit)
Balance, December 31, 2023	42,774,011	$120,741,061	$5,397,700	$(224,174,970)	$(2,911,581)	$(100,947,790)
Net comprehensive loss for the period	—	—	—	(14,218,296)	(321,849)	(14,540,145)
Share-based compensation (note 15)	—	—	25,302	—	—	25,302
Issuance of common shares (note 14)	2,828,249	495,649	—	—	—	495,649
Balance, March 31, 2024	45,602,260	$121,236,710	$5,423,002	$(238,393,266)	$(3,233,430)	$(114,966,984)
Net comprehensive loss for the period	—	—	—	(12,405,195)	(30,630)	(12,435,825)
Share-based compensation (note 15)	—	—	33,885	—	—	33,885
Distribution to non-controlling interest	—	—	—	—	(94,500)	(94,500)
Acquisition of subsidiary non-controlling interest (note 23)	—	—	—	344,676	(466,026)	(121,350)
Balance, June 30, 2024	45,602,260	$121,236,710	$5,456,887	$(250,453,785)	$(3,824,586)	$(127,584,774)

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars, unless otherwise stated)

(Unaudited)

	Six months ended
	June 30,	June 30,
	2024	2023
Cash provided by (used in)

Operating activities:
Loss for the period	$(26,975,970)	$(23,517,134)
Adjusted for:
Amortization	33,094	33,095
Depreciation	623,948	1,835,354
Operating lease expense	3,709,413	4,162,487
Interest expense	8,937,359	5,577,549
Interest income	(130)	(101)
Share-based compensation	59,187	576,730
Credit facility amendment fee (note 9(a))	—	1,000,000
Neuronetics Note non-cash transaction costs (note 9(a))	—	116,356
Gain on lender warrants	—	(6,567)
(Gain) loss on deferred share units	26,249	(122,854)
Gain on performance share units	—	(42,241)
Change in non-cash operating working capital:
Accounts receivable	(3,281,914)	965,894
Prepaid expenses and other	(1,250,937)	(1,318,957)
Accounts payable and accrued liabilities	2,253,046	6,037,826
Other payables	(4,553,169)	—
Advance for research collaboration	(1,300,000)	—
Interest paid	(428,818)	(2,517,030)
Interest received	130	101
Repayment of operating lease liabilities	(3,647,715)	(5,032,914)
	(25,796,227)	(12,252,406)
Financing activities:
Net proceeds on issuance of common shares (note 14)	495,649	6,139,262
Financing costs incurred	(549,264)	(584,784)
Loans payable advanced (note 9(a))	27,284,264	6,000,000
Loans payable and promissory notes repaid (note 9(a))	(844,493)	(84,665)
Promissory notes advanced (note 9(a) and note 10)	—	1,750,000
Principal repayment of finance lease liabilities	(350,452)	(1,509,134)
Net non-controlling interest loans advanced	—	4,807
Distribution to non-controlling interest	(94,500)	—
	25,941,204	11,715,486

Investing activities:
Purchase of property, plant and equipment	—	(8,690)
Acquisition of subsidiary non-controlling interest (note 23)	(121,350)	—
	(121,350)	(8,690)

Increase (decrease) in cash	23,627	(545,610)

Cash, beginning of period	3,323,708	1,623,957

Cash, end of period	$3,347,335	$1,078,347

See accompanying notes to condensed interim consolidated financial statements.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and June 30, 2023

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

These condensed interim consolidated financial statements for the three and six months ended June 30, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the basis of presentation outlined in note 2(b) on the assumption that the Company is a going concern and will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the next 12 months.

The Company has experienced losses since inception and has negative cash flow from operating activities of $25,796,227 for the six months ended June 30, 2024 ($12,252,406 – six months ended June 30, 2023). The Company’s cash balance, excluding restricted cash, as at June 30, 2024 was $3,347,335 ($3,323,708 as at December 31, 2023) and negative working capital as at June 30, 2024 was $10,930,237 (negative working capital of $17,681,089 as at December 31, 2023).

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

On March 23, 2023, the Company completed a non-brokered private placement of common shares of the Company (the “Common Shares”), for aggregate gross proceeds to the Company of approximately $6,250,000 (the “2023 Private Placement”). The 2023 Private Placement included investments by Madryn, together with certain of the Company’s other major shareholders, including Greybrook Health Inc. (“Greybrook Health”) and affiliates of Masters Special Situations LLC (“MSS”).

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

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

2.	Basis of presentation (continued):

On February 26, 2024, the Company completed a registered direct offering of Common Shares (the “February 2024 Direct Offering”). Pursuant to the February 2024 Direct Offering, an aggregate of 2,828,249 Common Shares were issued at a price of $0.20 per Common Share, for aggregate gross proceeds to the Company of $565,649. See note 14.

During the six months ended June 30, 2024, the Company received an aggregate of $27,284,264 in debt financings from Madryn in order to satisfy short-term cash requirements, and certain amendments to the Madryn Credit Facility were also effected to amend the Company’s minimum liquidity covenant. See note 9.

The terms of the Madryn Credit Facility require the Company to satisfy various financial covenants including a minimum liquidity and minimum consolidated revenue amounts that became effective on July 14, 2022 and September 30, 2022, respectively. A failure to comply with these covenants, or failure to obtain a waiver for any non-compliance, would result in an event of default under the Madryn Credit Agreement and would allow Madryn to accelerate repayment of the debt, which could materially and adversely affect the business, results of operations and financial condition of the Company. On February 21, 2023, March 20, 2023, June 14, 2023, July 3, 2023, July 14, 2023, August 1, 2023, August 14, 2023, September 15, 2023, September 29, 2023, October 12, 2023, November 15, 2023, December 14, 2023, January 19, 2024, February 15, 2024, March 15, 2024, March 28, 2024, May 1, 2024, June 4, 2024, June 25, 2024, July 18, 2024 and August 2, 2024, the Company received waivers from Madryn with respect to the Company’s non-compliance with the minimum liquidity covenant which has been extended to September 9, 2024. In addition, the Company also received a waiver relating to the requirement to deliver financial statements within 90 days of each fiscal year end until April 26, 2024, and audited financial statements for such fiscal year, accompanied by a report and opinion of an independent certified public accountant which is not subject to any “going concern” or like qualification or exception or any qualification or exception as to the scope of such audit. As at June 30, 2024, the Company was in compliance with the financial covenants of the Madryn Credit Agreement, as amended.

On July 18, 2024 and August 2, 2024, the Company received an aggregate of $4,081,219 in debt financing from Madryn in order to satisfy the Company’s short-term cash requirements.

On February 22, 2024, the Company received the final delisting notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) due to the continued failure to satisfy either the $1.00 minimum bid price listing requirement in Nasdaq Listing Rule 5550(a)(2) or the minimum stockholders’ equity requirements in Nasdaq Listing Rule 5550(b). Consequently, the trading of the Company’s Common Shares was suspended as of the open of trading on February 26, 2024. The Company determined that it was in the overall best interests of the Company not to appeal the decision. Subsequently, the Company’s Common Shares have been quoted on OTCQB Market, operated by OTC Markets Group Inc. (the “OTCQB Market”).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

2.Basis of presentation (continued):

Although the Company believes it will become cash flow positive in the future, the timing of this is uncertain given that the Company has historically not been able to meet its forecast, and is also dependent on the continued execution of the Restructuring Plan (as defined below) (see note 24), and our ability to meet our debt obligations and remain in compliance with debt covenants. The Company will require additional financing in order to fund its operating and investing activities, including making timely payments to certain vendors, landlords, lenders (including shareholders) and similar other business partners. The delay in such payments may result in potential defaults under the terms of the agreements the Company has with various parties. As such, additional financing is required in order for the Company to repay its short-term obligations. The Company has historically been able to obtain financing from supportive shareholders, its lenders and other sources when required; however, the Company may not be able to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If additional financing is not obtained, the Company may not be able to repay its short-term obligations and will need to obtain additional amendments or waivers from Madryn in order to remain compliant with the covenants and avoid Madryn accelerating repayment of the debt; however, there can be no assurances that such amendments or waivers will be obtained, which may result in a requirement to file for bankruptcy protection. The existence of the above-described conditions indicate substantial doubt as to the Company’s ability to continue as a going concern as at June 30, 2024.

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

Regional operating loss presents regional operating loss on an entity-wide basis and is calculated as total revenue less direct center and patient care costs, other regional and center support costs, and depreciation. These costs encapsulate all costs (other than incentive compensation such as share-based compensation granted to senior regional employees) associated with the center and regional management infrastructure, including the cost of the delivery of treatments to patients and the cost of the Company’s regional patient acquisition strategy.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

3.	Material accounting policies:

These condensed interim consolidated financial statements have been prepared using the material accounting policies consistent with those applied in the Company’s December 31, 2023 audited consolidated financial statements, except as described below relating to the application of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

(a)	Revenue recognition:

Other revenue is recognized at a point in time upon the performance of services under contracts with customers and represents the consideration to which the Company expects to be entitled. Other revenue includes revenue from research agreements.

Research agreements consist of arrangements with other companies to perform studies and investigational tasks on the delivery and scalability of various treatment modalities. Revenue related to research agreements is recognized based on the completion of pre-set milestones, outlined in the contract.

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

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

5.	Property, plant and equipment:

	Leasehold
	improvements	TMS devices	Total
Cost

Balance, December 31, 2023	$359,662	$6,427,908	$6,787,570
Additions	—	590,942	590,942
Asset Disposal	(8,950)	(80,000)	(88,950)
Balance, June 30, 2024	$350,712	$6,938,850	$7,289,562

Accumulated depreciation

Balance, December 31, 2023	$156,540	$1,837,051	$1,993,591
Depreciation	30,962	477,729	508,691
Asset Disposal	(8,950)	(80,000)	(88,950)
Balance, June 30, 2024	$178,552	$2,234,780	$2,413,332

Net book value

Balance, December 31, 2023	$203,122	$4,590,857	$4,793,979
Balance, June 30, 2024	172,160	4,704,070	4,876,230

6.	Intangible assets:

	Management	Covenant not
	service agreement	to compete	Total
Cost

Balance, December 31, 2023	$2,792,178	$355,238	$3,147,416
Additions	—	—	—
Balance, June 30, 2024	$2,792,178	$355,238	$3,147,416

Accumulated amortization

Balance, December 31, 2023	$2,176,641	$348,718	$2,525,359
Amortization	28,667	4,427	33,094
Balance, June 30, 2024	$2,205,308	$353,145	$2,558,453

Net book value

Balance, December 31, 2023	$615,537	$6,520	$622,057
Balance, June 30, 2024	586,870	2,093	588,963

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

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

Lease liabilities have been measured by discounting future lease payments using a rate implicit in the lease or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate during the period ended June 30, 2024 is 14.5% (December 31, 2023 – 14.5%).

(a)	Finance leases:

Finance leases include lease agreements relating to TMS devices.

June 30,
2024

Finance right-of-use assets, beginning of the period	$2,140,338
Impact of lease additions, disposals and/or modifications	—
Exercise of buy-out options into property, plant and equipment	(590,942)
Depreciation on right-of-use assets	(115,257)

Finance right-of-use assets, end of the period	$1,434,139

June 30,
2024
Finance lease liabilities, beginning of the period	$857,837
Impact of lease additions, disposals and/or modifications	7,333
Interest expense on lease liabilities	39,283
Payments of lease liabilities	(389,735)

Finance lease liabilities, end of the period	$514,718

Less current portion of finance lease liabilities	452,550

Long term portion of finance lease liabilities	$62,168

(b)	Operating leases:

Operating leases include lease agreements relating to Treatment Centers.

June 30,
2024
Operating right-of-use assets, beginning of the period	$28,887,905
Impact of lease additions, disposals and/or modifications	2,268,020
Right-of-use asset lease expense	(2,087,360)

Operating right-of-use assets, end of the period	$29,068,565

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

7.	Right-of-use assets and leases liabilities (continued):

June 30,
2024
Operating lease liabilities, beginning of the period	$30,398,566

Impact of lease additions, disposals and/or modifications	2,318,804
Lease liability expense	1,622,053
Payments of lease liabilities	(3,647,715)

Operating lease liabilities, end of the period	30,691,708

Less current portion of operating lease liabilities	4,447,990

Long term portion of operating lease liabilities	$26,243,718

8.	Accounts payable and accrued liabilities:

The accounts payable and accrued liabilities are as follows:

	June 30,	December 31,
	2024	2023
Accounts payable	$11,648,232	$9,050,616
Accrued liabilities	4,306,444	4,651,014
Total	$15,954,676	$13,701,630

9.Loans payable:

(a)	Borrowings:

	TMS
	device	Credit	Promissory	Neuronetics
	loans (i)	Facility (ii)	notes (iii)	Note (iv)	Total
Short Term	$17,453	$4,181,444	$1,078,097	$1,600,000	$6,876,994
Long Term	—	114,225,718	6,240,987	2,800,000	123,266,705
Total, net	$17,453	$118,407,162	$7,319,084	$4,400,000	$130,143,699
Unamortized capitalized financing costs	—	2,994,475	159,241	—	3,153,716
Total, June 30, 2024	$17,453	$121,401,637	$7,478,325	$4,400,000	$133,297,415

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

9.Loans payable (continued):

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

During the six months ended June 30, 2024, the Company repaid TMS device loans totalling $44,493 (June 30, 2023 - $84,665).

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

On February 1, February 21, March 20, March 24, August 1, September 15, October 19, November 2, November 15, December 5, December 14, and December 28, 2023, and January 19, February 5, February 15, March 1, March 15, March 29, April 15, May 1, May 15, June 4, June 25, and June 27, 2024, the Company entered into amendments to the Madryn Credit Facility, whereby Madryn extended twenty-four additional tranches of debt financing to the Company in an aggregate principal amount of $54,015,902, each of which were fully funded at closing of the applicable tranche (the “New Loans”). The terms and conditions of the New Loans are consistent with the terms and conditions of the Existing Loan. Subsequent to June 30, 2024, the Company entered into two additional amendments on July 18 and August 2, 2024. See note 25.

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

The carrying amount of the Madryn Credit Facility as at June 30, 2024 is $118,407,162 (December 31, 2023 – $83,943,636). Interest expense for the three and six months ended June 30, 2024 were $4,177,270 and $7,808,097 (three and six months ended June 30, 2023 - $2,378,747 and $4,627,386, respectively).Financing costs of $4,381,573 were incurred and are deferred over the term of the Madryn Credit Facility, of which $549,264 was incurred during the six months ended June 30, 2024 associated with the various amendments. Amortization of deferred financing costs for the three and six months ended June 30, 2024 were $231,737 and $434,908, respectively (three and six months ended June 30, 2023 – $164,362 and $318,166, respectively) at an effective interest rate of 0.87% (December 31, 2023 – 1.01%) and were included in interest expense.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

9.Loans payable (continued):

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

On June 14, 2023, the Company received a waiver from Madryn under the Madryn Credit Agreement to temporarily reduce the Company’s minimum liquidity covenant until June 30, 2023. As consideration for the waiver, Madryn received an amendment fee in the amount of $1,000,000, which was paid-in-kind by adding the amount to the outstanding principal balance of the loan and was recorded in corporate, general and administrative expenses. On August 1, 2023, the Company amended the Madryn Credit Agreement to convert the June 30, 2023 cash interest payment into paid-in-kind interest. During the six months ended June 30, 2024, the Company amended the Madryn Credit Agreement to convert the March 31, 2024 and June 30, 2024 cash interest payments into paid-in-kind interest.

On February 21, 2023, March 20, 2023, June 14, 2023, July 3, 2023, July 14, 2023, August 1, 2023, August 14, 2023, September 15, 2023, September 29, 2023, October 12, 2023, November 15, 2023, December 14, 2023, January 19, 2024, February 15, 2024, March 15, 2024, March 28, 2024, May 1, 2024, June 4, 2024, June 25, 2024, July 18, 2024 and August 2, 2024, the Company received waivers from Madryn with respect to the Company’s non-compliance with the minimum liquidity covenant. As at June 30, 2024, the Company was in compliance with the financial covenants under the Madryn Credit Agreement. In addition, the Company also received a waiver relating to the requirement to deliver financial statements within 90 days of 2023 fiscal year end until April 26, 2024, and audited financial statements for such fiscal year, accompanied by a report and opinion of an independent certified public accountant which is not subject to any “going concern” or like qualification or exception or any qualification or exception as to the scope of such audit.

Pursuant to the 2023 Private Placement completed on March 23, 2023, Madryn is also a shareholder of the Company.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

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

Financing costs of $184,755 were incurred and are deferred over the term of the Subordinated Convertible Notes. Amortization of deferred financing costs for the three and six months ended June 30, 2024 was $7,746 and $15,171, respectively (three and six months ended June 30, 2023 – nil and nil, respectively) and were included in interest expense.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

9.Loans payable (continued):

The carrying value of all promissory notes referenced in note 9(a)(iii) as at June 30, 2024 is $7,319,084 (December 31, 2023 – $6,796,861). Interest expense for the three and six months ended June 30, 2024 was $263,046 and $522,224, respectively (three and six months ended June 30, 2023 – $7,373 and $13,753, respectively). During the three and six months ended June 30, 2024, the Company repaid promissory notes totalling nil and nil (three and six months ended June 30, 2023 – nil and nil, respectively).

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

The carrying value of the Neuronetics Note as at June 30, 2024 is $4,400,000 (December 31, 2023 – $5,200,000). Interest expense for the three and six months ended June 30, 2024 was $150,163 and $314,535, respectively (three and six months ended June 30, 2023 – $190,075 and $190,075, respectively). During the three and six months ended June 30, 2024, the Company repaid a total of $550,163 and $1,114,535, respectively of the Neuronetics Note (three and six months ended June 30, 2023 – nil and nil, respectively).

(b)	Non-controlling interest loans:

	June 30,	December 31,
	2024	2023
Non-controlling interest loans	$66,400	$63,174

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

Three and six months ended June 30, 2024 and 2023

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

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

10.	Shareholder loans (continued):

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

Financing costs of $109,132 were incurred and are deferred over the term of the February 2023 Notes, the February 2023 Greybrook Note and the August 2023 Greybrook Note. Amortization of deferred financing costs and deferred losses for the three and six months ended June 30, 2024 were nil and nil, respectively (three and six months ended June 30, 2023 - $3,997 and $5,446, respectively) and were included in interest expense. On August 28, 2023, the February 2023 Notes, February 2023 Greybrook Note and August 2023 Greybrook Note were exchanged into Subordinated Convertible Notes. All unamortized financing costs and deferred losses were immediately expensed and interest accrued was forfeited upon exchange.

The carrying value of the February 2023 Notes, the February 2023 Greybrook Note and the August 2023 Greybrook Note as at June 30, 2024 is nil (December 31, 2023 – nil). Interest expense for the three and six months ended June 30, 2024 were nil and nil, respectively (three and six months ended June 30, 2023 – $112,576 and $216,148, respectively).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

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

Financing costs of $42,105 were incurred and are deferred over the term of the Subordinated Convertible Notes. Amortization of deferred financing costs for the three and six months ended June 30, 2024 were $1,767 and $3,461, respectively (three and six months ended June 30, 2023 – nil and nil, respectively) and were included in interest expense.

The carrying value of the Subordinated Convertible Notes as at June 30, 2024 is $3,560,968 (December 31, 2023 – $3,312,641).

Interest expense for the three and six months ended June 30, 2024 were $125,033 and $248,327, respectively (three and six months ended June 30, 2023 – nil and nil, respectively).

During the three and six months ended June 30, 2024, the Company repaid nil and nil of the shareholder loans, respectively (three and six months ended June 30, 2023 – $52,256 and $104,513, respectively).

11.	Other payables:
(a)	Lender warrants:

	June 30,	December 31,
	2024	2023
Lender warrants	$—	$—

On December 31, 2020, as consideration for providing a credit and security agreement (the “Oxford Credit Facility”), the Company issued 51,307 common share purchase warrants to Oxford Finance LLC, each exercisable for one Common Share at an exercise price of C$11.20 per Common Share, expiring on December 31, 2025 (the “Oxford Warrants”).

As the exercise price is denoted in a different currency than the Company’s functional currency, the Oxford Warrants are recorded as a financial liability on the condensed interim consolidated balance sheets. As at June 30, 2024, the value of the Oxford Warrants was nil (December 31, 2023 – nil).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

11.	Other payables (continued):

The change in fair value of the Oxford Warrants during the three and six months ended June 30, 2024 was nil and nil, respectively (three and six months ended June 30, 2023 – decrease of nil and $6,567, respectively) and was recorded in corporate, general and administrative expenses.

(b)	Deferred share units:

	June 30,	December 31,
	2024	2023
Deferred share units	$350,316	$376,565

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

As the DSUs are cash-settled, the DSUs are recorded as cash-settled share-based payments and a financial liability has been recognized on the condensed interim consolidated balance sheets. During the three and six months ended June 30, 2024, 2,588,746 and 2,588,746 DSUs were granted, respectively (three and six months ended June 30, 2023 – 405,217 and 405,217, respectively). As at June 30, 2024, the value of the financial liability attributable to the DSUs was $350,316 (December 31, 2023 – $376,565). For the three and six months ended June 30, 2024, the Company recognized an expense of $213,216 and a recovery of $26,249, respectively (three and six months ended June 30, 2023 – expense of $176,337 and $122,854, respectively) in corporate, general and administrative expenses related to the DSUs.

(c)	Performance share units:

	June 30,	December 31,
	2024	2023
Performance share units	$—	$1,047

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

The Company finalized that 3,865 PSUs vested on the Vesting Date.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

11.	Other payables (continued):

As at June 30, 2024, the value of the financial liability attributable to the PSUs is nil (December 31, 2023 - $1,047).

As at June 30, 2024, the Company has not issued any RSUs under the Equity Incentive Plan (December 31, 2023 – nil).

The change in fair value of the PSUs during the three months and six months ended June 30, 2024 was a decrease of nil and $1,047, respectively (three and six months ended June 30, 2023 – a decrease of $1,141 and $42,241, respectively) and was recorded in corporate, general and administrative expenses.

(d)	Device contract termination:

	June 30,	December 31,
	2024	2023
Device contract termination	$—	$3,750,000

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

(e)	Klein Note settlement:

	June 30,	December 31,
	2024	2023
Klein Note settlement	$—	$1,603,169

On July 14, 2022, in connection with the Success TMS Acquisition, the Company assumed the obligation of Success TMS to repay a promissory note (the “Klein Note”) to Benjamin Klein, who is a significant shareholder of the Company, totalling $2,090,264.

On November 20, 2023, the Company entered into a settlement agreement on the Klein Note. In accordance with the terms of the settlement, the Company was required to make payments totalling $2,228,169, structured as an initial immediate payment of $250,000, weekly payments of $75,000 thereafter up to and until the May 1, 2024 maturity date of the promissory note, upon which the balance owing became due. In accordance with the terms of the settlement, the Klein Note was fully repaid on May 1, 2024.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

11.Other payables (continued):

(f)	PA Settlement Agreement:

	June 30,	December 31,
	2024	2023
PA Settlement Agreement	$800,000	$—

As of June 30, 2024, the Company estimates a payable of $800,000, as part of the Delaware Complaint (December 31, 2023 – nil). See note 16.

On August 9, 2024, the Company entered into the PA Settlement Agreement (as defined below). See note 25(b).

12.	Deferred and contingent consideration:

	June 30,	December 31,
	2024	2023
Deferred and contingent consideration	$1,000,000	$1,000,000

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

As at June 30, 2024, the deferred and contingent consideration in relation to the of Achieve TMS East/Central Acquisition was $1,000,000 (December 31, 2023 – $1,000,000).

13.Advance for research collaboration:

	June 30,	December 31,
	2024	2023
Advance for research collaboration	$—	$1,300,000

On December 29, 2023, the Company entered into a three-year research collaboration agreement with Compass Pathways plc, a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health to explore delivery models for investigational COMP360 psilocybin treatment (“COMP360”) upon regulatory approval by the U.S. Food and Drug Administration (“FDA”). The collaboration will research and investigate models for the delivery of scalable, commercial COMP360 within healthcare systems, assuming FDA approval.

The research collaboration agreement outlines a payout to the Company of $3,000,000 upon the completion of various milestones, with $1,300,000 received on signing. For the three and six months ended June 30, 2024, the Company has recognized $1,300,000 and $1,300,000, respectively, in other revenue on the condensed interim consolidated statement of comprehensive loss (three and six months ended June 30, 2023 – nil and nil, respectively). As at June 30, 2024, the Company has recorded nil in advance for research collaboration on the condensed interim consolidated balance sheet (December 31, 2023 – $1,300,000).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

14.	Common shares:

The Company is authorized to issue an unlimited number of Common Shares and an unlimited number of preferred shares, issuable in series. As at June 30, 2024 and December 31, 2023, there were nil preferred shares issued and outstanding.

		Total
	Number	amount
December 31, 2023	42,774,011	$120,741,061
Issuance of Common Shares – February 2024 Direct Offering	2,828,249	495,649
June 30, 2024	45,602,260	$121,236,710

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

The maximum number of Common Shares reserved for issuance, in the aggregate, under the Equity Incentive Plan is 10% of the aggregate number of Common Shares outstanding, provided that the maximum number of RSUs and PSUs shall not exceed 5% of the aggregate number of Common Shares outstanding. As at June 30, 2024, this represented 4,560,226 Common Shares (December 31, 2023 – 4,277,401).

As at June 30, 2024, 2,257,000 stock options are outstanding (December 31, 2023 – 1,704,500). The stock options have an expiry date of ten years from the applicable date of issue. The Company has not issued any RSUs or equity-settled PSUs under the Equity Incentive Plan.

	June 30, 2024		December 31, 2023
		Weighted	Number	Weighted
	Number of	average	of stock	average
	stock options	exercise price	options	exercise price
Outstanding, beginning of period	1,704,500	$3.11	764,667	$8.15
Granted	575,000	0.10	1,313,000	0.63
Forfeited	(17,500)	(0.75)	(373,167)	(4.71)
Expired	(5,000)	(0.75)	—	—
Outstanding, end of period	2,257,000	$2.33	1,704,500	$3.11

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

15.Contributed surplus (continued):

The weighted average contractual life of the outstanding options as at June 30, 2024 was 7.83 years (December 31, 2023 – 7.89 years).

The total number of stock options exercisable as at June 30, 2024 was 1,313,582 (December 31, 2023 – 1,087,164).

During the three and six months ended June 30, 2024, the Company recorded a total share-based compensation expense in respect of stock options of $33,885 and $59,187, respectively (three and six months ended June 30, 2023 – $513,782 and $576,730, respectively).

As at June 30, 2024, the total compensation cost not yet recognized related to options granted is approximately $121,218 (December 31, 2023 – $183,312) and will be recognized over the remaining average vesting period of 1.23 years (December 31, 2023 – 1.03 years).

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

The weighted average contractual life of the Greybrook Warrants as at June 30, 2024 was 3.9 years (December 31, 2023 – 4.4 years).

The total number of Greybrook Warrants exercisable as at June 30, 2024 was 385,870 (December 31, 2023 – 385,870).

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

16.	Contingencies:

The Company may be involved in certain legal matters arising from time to time in the normal course of business. The Company records provisions that reflect management’s best estimate of any potential liability relating to these matters.

On May 24, 2023, the Success TMS and its direct and indirect owners, including Benjamin Klein filed a complaint in the Superior Court of the State of Delaware against the Company and certain executive officers of the Company, and subsequently filed a first amended complaint on August 31, 2023 (the “Delaware Complaint”), concerning alleged disputes arising out of the Success TMS Acquisition (the “Purchase Agreement Claims”). The Purchase Agreement Claims allege contractual fraud, indemnification for breach of certain representations and warranties of the Company contained in the Membership Interest Purchase Agreement dated as of May 15, 2022 (the “Purchase Agreement”), other breaches of the Purchase Agreement and a registration rights agreement, and breach of the implied covenant of good faith and fair dealing. The Delaware Complaint seeks damages in an amount to be determined at trial, which are alleged to exceed $1 million. On August 9, 2024, the Company entered into the PA Settlement Agreement. See note 25(b).

The Company believes that the resolution of the matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

17.	Pensions:

The Company has adopted a defined contribution pension plan for its employees whereby the Company matches contributions made by participating employees up to a maximum of 3.5% of such employees’ annual salaries. During the three and six months ended June 30, 2024, contributions, which were recorded as expenses within direct center and patient care costs, other regional and center support costs and corporate, general and administrative expenses, amounted to $246,263 and $445,961 (three and six months ended June 30, 2023 - $180,145 and $375,909, respectively).

18.	Income taxes:

During the six months ended June 30, 2024, there were no significant changes to the Company’s tax position.

19.	Risk management arising from financial instruments:

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

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

19.Risk management arising from financial instruments (continued):

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

The Company’s aging schedule in respect of its accounts receivable balance as at June 30, 2024 and December 31, 2023 is provided below:

	June 30,	December 31,
Days since service delivered	2024	2023
0 - 90	$9,029,950	$5,954,636
91 - 180	1,188,260	1,013,083
181 - 270	393,345	379,772
270+	240,202	222,352
Total accounts receivable	$10,851,757	$7,569,843

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

Three and six months ended June 30, 2024 and 2023

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

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to changes in interest rates on its cash and long-term debt. Certain loans payable and shareholder loans (see note 9 and note 10) bear interest at a rate equal to the 3-month Term SOFR plus 9.1% or at a rate equal to the 3-month Term SOFR plus 7.65%. A 1% increase in interest rates would result in a $4,222,733 increase to interest expense on the condensed interim consolidated statements of comprehensive loss over the term of the loans payable and shareholder loans.

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
(a)	Transactions with significant shareholder - Greybrook Health

As at June 30, 2024, nil is included in accounts payable and accrued liabilities for amounts payable for management services rendered and other overhead costs incurred by Greybrook Health in the ordinary course of business (December 31, 2023 – $4,884). These amounts were recorded at their exchange amount, being the amount agreed to by the parties.

During the three and six months ended June 30, 2024, the Company recognized nil and nil, respectively, in corporate, general and administrative expenses (three and six months ended June 30, 2023 – $1,667 and $3,223, respectively) related to transactions with Greybrook Health.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

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

During the three and six months ended June 30, 2024, the Company recognized $115,288 and $228,969, respectively, in interest expense (three and six months ended June 30, 2023 – $51,889 and $74,029, respectively) related to the February 2023 Notes, the February 2023 Greybrook Note, the August 2023 Greybrook Note and the Subordinated Convertible Notes issued to Greybrook Health.

(c)	Transactions with the significant shareholder, former officer and former director – Benjamin Klein

As at June 30, 2024, nil is included in accounts payable and accrued liabilities for amounts payable for travel expenses and other related costs incurred by Benjamin Klein in the ordinary course of business (December 31, 2023 – nil).

During the three and six months ended June 30, 2024, the Company recognized nil and nil, respectively, in corporate, general and administrative expenses (three and six months ended June 30, 2023 - $58,042 and $152,257, respectively) for amounts payable for employment services rendered and other related costs incurred by Benjamin Klein in the ordinary course of business.

On August 9, 2024, the Company entered into the PA Settlement Agreement. See note 16 and note 25(b).

(d)	Loan from significant shareholder, former officer and former director – Benjamin Klein

On July 14, 2022, in connection with the Success TMS Acquisition, the Company assumed the obligation to repay the Klein Note to Benjamin Klein, who is a significant shareholder of the Company. On November 20, 2023, the Company entered into a settlement agreement on the Klein Note. See note 11(e). The Klein Note totaled $2,090,264 and had an interest rate of 10% per annum and matured on May 1, 2024. The carrying amount of the Klein Note as at June 30, 2024 is nil (December 31, 2023 – nil). During the three and six months ended June 30, 2024, the Company recognized nil and nil, respectively, in interest expense (three and six months ended June 30, 2023 – $64,425 and $127,310, respectively) related to the Klein Note.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

21.	Related party transactions (continued):
(e)	Loans from shareholders and officers

The February 2023 Notes (not including Greybrook Health’s contribution) total $312,396 and were exchanged for Subordinated Convertible Notes on August 28, 2023. The carrying amount of the Subordinated Convertible Notes issued to shareholders and officers (excluding Greybrook Health and Madryn) as at June 30, 2024 is $323,819 (December 31, 2023 – $328,026). See note 9(a) and note 10(b).

During the three and six months ended June 30, 2024, the Company recognized $11,097 and $22,043, respectively, in interest expense (three and six months ended June 30, 2023 – $11,354 and $18,331, respectively) related to these Subordinated Convertible Notes.

(f)	Loan from significant shareholder – Madryn

On July 14, 2022, the Company entered into the Madryn Credit Agreement in respect of the Madryn Credit Facility, which was subsequently amended, for a total principal balance of $110,015,902 as at June 30, 2024, including the amendment fee of $1,000,000 (December 31, 2023 - $82,731,638). This amount does not include the other financing and legal fees associated with each term loan issuance or the interest that has accrued on the principal balance of the Credit Facility which has been paid in kind. Pursuant to the 2023 Private Placement completed on March 23, 2023, Madryn is now a significant shareholder of the Company. See note 9(a).

On August 15, September 1 and October 12, 2023, the Company issued Subordinated Convertible Notes to Madryn in an aggregate amount of $4,500,000. The Subordinated Convertible Notes bear interest at a rate consistent with the Madryn Credit Facility, are convertible according to the terms of the Note Purchase Agreement and mature on the earlier of June 30, 2028, in the event of a change of control, acceleration of other indebtedness, or six months following repayment or refinancing of all loans under the Madryn Credit Facility. See note 9(a).

During the three and six months ended June 30, 2024, the Company recognized $180,677 and $358,695, respectively, in interest expense (three and six months ended June 30, 2023 – nil and nil, respectively) related to the Subordinated Convertible Notes issued to Madryn.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

22.	Basic and diluted loss per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net loss attributable to the shareholders of Greenbrook TMS	$(12,405,195)	$(12,742,274)	$(26,623,491)	$(23,333,584)

Weighted average common shares outstanding:
Basic and diluted	45,602,260	40,800,180	44,733,245	35,594,492

Loss per share:
Basic and diluted	$(0.27)	$(0.31)	$(0.60)	$(0.66)

For the three and six months ended June 30, 2024, the effect of 2,257,000 options (June 30, 2023 – 1,702,500) and 437,177 lender warrants (June 30, 2023 – 187,177) have been excluded from the diluted calculation because this effect would be anti-dilutive.

23.	Non-controlling interest:

As a result of operating agreements with non-wholly owned entities, the Company has control over these entities under U.S. GAAP, as the Company has power over all significant decisions made by these entities and thus 100% of the financial results of these subsidiaries are included in the Company’s consolidated financial results.

The following summarizes changes in the Company’s non-wholly owned entities during the reporting or comparative periods:

(a)	On February 27, 2023, the Company acquired a portion of the non-controlling ownership interest in Greenbrook TMS Connecticut LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of Greenbrook TMS Connecticut LLC.
(b)	On April 18, 2024, the Company acquired a portion of the non-controlling ownership interest in TMS NeuroHealth Centers Fairfax LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of TMS NeuroHealth Centers Fairfax LLC.
(c)	On April 18, 2024, the Company acquired a portion of the non-controlling ownership interest in TMS NeuroHealth Centers Greenbelt LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 87.5% of TMS NeuroHealth Centers Greenbelt LLC.
(d)	On May 17, 2024, the Company acquired a portion of the non-controlling ownership interest in Greenbrook TMS Christiansburg LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of Greenbrook TMS Christiansburg LLC.
(e)	On May 17, 2024, the Company acquired a portion of the non-controlling ownership interest in Greenbrook TMS Lynchburg LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of Greenbrook TMS Lynchburg LLC.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

23.	Non-controlling interest (continued):
(f)	On May 17, 2024, the Company acquired a portion of the non-controlling ownership interest in Greenbrook TMS Roanoke LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of Greenbrook TMS Roanoke LLC.
(g)	On May 17, 2024, the Company acquired a portion of the non-controlling ownership interest in TMS NeuroHealth Centers St. Petersburg LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of TMS NeuroHealth Centers St. Petersburg LLC.
(h)	On June 3, 2024, the Company acquired a portion of the non-controlling ownership interest in TMS NeuroHealth Centers Mooresville LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of TMS NeuroHealth Centers Mooresville LLC.
(i)	On June 3, 2024, the Company acquired a portion of the non-controlling ownership interest in TMS NeuroHealth Centers Woodbridge LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of TMS NeuroHealth Centers Woodbridge LLC.
(j)	On June 3, 2024, the Company acquired a portion of the non-controlling ownership interest in TMS NeuroHealth Centers Wilmington LLC for the release of liabilities and losses. As at June 30, 2024, the Company has an ownership interest of 100% of TMS NeuroHealth Centers Wilmington LLC.

The following table summarizes the aggregate financial information for the Company’s non-wholly owned entities as at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Cash	$176,059	$97,702
Accounts receivable, net	2,842,364	2,144,953
Prepaid expenses and other	387,213	297,485
Property, plant and equipment	937,344	1,000,592
Finance right-of-use assets	—	36,165
Operating right-of-use assets	5,617,634	5,656,153
Accounts payable and accrued liabilities	1,354,993	1,239,917
Finance lease liabilities	—	10,548
Operating lease liabilities	5,897,709	5,968,042
Loans payable, net	15,469,044	15,828,916
Shareholder’s equity (deficit) attributable to the shareholders of Greenbrook TMS	(8,936,546)	(10,902,792)
Shareholder’s deficit attributable to non-controlling interest	(4,586,452)	(4,440,274)
Distributions paid to non-controlling interest	(94,500)	(46,950)
Partnership buyout	(466,026)	253,251
Historical subsidiary investment by non-controlling interest	1,322,392	1,322,392

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

23.	Non-controlling interest (continued):

The following table summarizes the aggregate financial information for the Company’s non-wholly owned entities for the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	$6,283,908	$6,498,156	$11,846,946	$12,911,943
Net loss attributable to the shareholders of Greenbrook TMS	(128,582)	(492,842)	(1,250,734)	(1,042,203)
Net loss attributable to non-controlling interest	(30,630)	(114,724)	(352,479)	(183,550)

24.	Expenses by nature:

The components of the Company’s other regional and center support costs include the following:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Salaries and bonuses	$5,681,321	$4,107,321	$11,197,064	$8,772,966
Marketing expenses	707,756	403,548	2,224,580	816,601
Total	$6,389,077	$4,510,869	$13,421,644	$9,589,567

The components of the Company’s corporate, general and administrative expenses include the following:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Salaries and bonuses	$3,973,998	$4,109,639	$7,910,879	$8,250,728
Marketing expenses	88,689	25,945	121,724	31,267
Professional and legal fees	862,223	1,577,808	1,611,437	2,627,313
Computer supplies and software	1,222,289	656,060	2,565,054	1,432,020
Financing and transaction costs	12,235	—	161,477	235,094
Travel, meals and entertainment	72,631	35,292	122,648	81,188
Restructuring expense	—	162,029	684,578	463,868
Insurance	225,635	149,325	325,990	362,778
Credit facility amendment fee (note 9(a))	—	1,000,000	—	1,000,000
PA Settlement Agreement (note 11(f))	800,000	—	800,000	—
Other	241,001	424,392	874,628	934,805
Total	$7,498,701	$8,140,490	$15,178,415	$15,419,061

On March 6, 2023, the Company announced that it embarked on a comprehensive restructuring plan (the “Restructuring Plan”) that aimed to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies to achieve profitability.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

As part of this Restructuring Plan, the Company decreased its operating footprint and headcount and operating expenses. The remaining Treatment Centers will continue clinical TMS offerings and a select and growing number of Treatment Centers will continue offering Spravato® (esketamine nasal spray) therapy.

25.Subsequent event:

(a)	Additional loans under Madryn Credit Facility:

On July 18 and August 2, 2024, the Company entered into amendments to the Madryn Credit Facility, whereby Madryn and its affiliated entities extended two additional tranches of debt financing to the Company in an aggregate principal amount of $4,081,219. The terms and conditions are consistent with the terms and conditions of the Company’s existing aggregate term loan, with a principal balance of $110,015,902, under the Madryn Credit Facility in all material respects.

In addition, the amendment to the Madryn Credit Facility entered into on August 2, 2024, extended the period during which the Company’s minimum liquidity covenant is reduced from $3,000,000 to $300,000 to September 9, 2024.

(b)	Purchase Agreement Settlement Agreement:

On August 9, 2024, the Company entered into a settlement agreement and release (the “PA Settlement Agreement”) with Benjamin Klein, Success Behavioral Holdings, LLC, Theragroup LLC, Batya Klein (collectively, the “Plaintiffs”) and The Bereke Trust U/T/A dated 2/10/03 to fully settle the Delaware Complaint (the “Settlement”).

Pursuant to the PA Settlement Agreement and in full satisfaction of the claims, the Company has agreed to (i) pay the Plaintiffs a cash settlement amount equal to $800,000, comprised of a $200,000 up-front payment followed by equal monthly installments of approximately $67,000, (ii) the entry into an assignment and assumption agreement effectively providing for the transfer to Benjamin Klein of the Company’s 12 Treatment Center locations in the State of New Jersey, and (iii) payment of certain payroll taxes owing in the amount of approximately $110,000, plus interest and penalties owing thereon. Closing of the Settlement is expected to occur on or about August 15, 2024.

In conjunction with the Settlement, Benjamin Klein will relinquish to the Company all of the 11,634,660 Common Shares (the “Klein Shares”) beneficially owned, controlled or directed, directly or indirectly, by Benjamin Klein that were issued in connection with the Company’s acquisition of Success TMS in July 2022 (which includes 2,908,665 Common Shares that were held in escrow and will be released back to the Company). The Klein Shares will be returned to treasury for cancellation, following which there will be 33,967,600 Common Shares issued and outstanding.

(c)	Definitive Arrangement Agreement:

On August 12, 2024, the Company announced that they have entered into a definitive arrangement agreement (the “Arrangement Agreement”) with Neuronetics, in which Neuronetics will acquire all of the outstanding Common Shares of the Company in an all-stock transaction (the “Neuronetics Transaction”). The Board of Directors of each of the Company and Neuronetics have unanimously approved the Neuronetics Transaction.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

25.Subsequent event (continued):

Under the terms of the Arrangement Agreement, the Company’s shareholders will receive a fraction of shares of Neuronetics common stock for each Common Share owned at the exchange ratio described below such that immediately following the closing of the Neuronetics Transaction, Neuronetics shareholders will own approximately 57% of the combined company, and the Company’s shareholders will own approximately 43% of the combined company, respectively, on a fully diluted basis. As of the date of the Arrangement Agreement, each Common Share is expected to be exchanged for 0.01149 shares of Neuronetics common stock at the closing of the Neuronetics Transaction, subject to adjustment for any interim period funding by Madryn and other customary adjustments prior to the closing based on the terms of the Arrangement Agreement. An aggregate of 25,304,971 Neuronetics shares will be issued to the Company’s shareholders in connection with the Neuronetics Transaction. The Neuronetics Transaction will be implemented by way of a court-approved plan of arrangement under the Business Corporations Act (Ontario). The Neuronetics Transaction must be approved by the Superior Court of Ontario (Commercial List), which will consider the fairness and reasonableness of the Neuronetics Transaction to all of the Company’s shareholders.

As part of the Neuronetics Transaction, Madryn has agreed to convert all of the amount outstanding under the Madryn Credit Facility and all of the Subordinated Convertible Notes (including notes held by Madryn and other third-parties, which are forced to convert as a result of Madryn’s election) into Common Shares prior to the effective date of the Neuronetics Transaction. As a result, subject to adjustment for any interim period funding by Madryn and other customary adjustments, Madryn will own 95.3% of the Common Shares immediately prior to closing and will receive 95.3% of the Neuronetics common stock being issued to the Company’s shareholders.

The Neuronetics Transaction requires approval by (i) at least 66 2/3% of the votes cast by the holders of Common Shares present in person or represented by proxy at a special meeting of the holders of the Common Shares to be called to consider the Neuronetics Transaction; and (ii) a simple majority of the votes cast by the holders of Common Shares present in person or represented by proxy, excluding Common Shares that are required to be excluded under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (including shares held by Madryn).

The Arrangement Agreement provides for mutual termination fees of $1,900,000 in the event the Neuronetics Transaction is terminated by either party in certain circumstances, including to enter into a superior proposal.

The combined company will continue to operate as Neuronetics, Inc., and trade under the ticker STIM on Nasdaq. Following closing of the Neuronetics Transaction, Neuronetics intends to cause the Common Shares to be delisted from the OTCQB Market and to cause the Company to submit an application to cease to be a reporting issuer under applicable Canadian securities laws.

Each of Neuronetics’ directors and certain members of the executive leadership team, as of August 12, 2024, who hold in the aggregate 1,680,718 Neuronetics shares (representing approximately 5.55% of issued and outstanding Neuronetics shares (on a fully-diluted basis)) have entered into voting support agreements agreeing to vote their stock in favor of the Neuronetics Transaction.

GREENBROOK TMS INC.

Notes to Condensed Interim Consolidated Financial Statements (continued)

(Expressed in U.S. dollars, unless otherwise stated)

Three and six months ended June 30, 2024 and 2023

(Unaudited)

25.Subsequent event (continued):

Key shareholders of the Company, including Madryn and certain holders of Subordinated Convertible Notes, and directors and certain members of the executive leadership team, as of August 12, 2024, who hold in the aggregate 16,536,208 Common Shares (representing approximately 48.7% of issued and outstanding Common Shares (on a non-diluted basis and assuming the cancellation of 11,634,660 outstanding Common Shares on or about August 15, 2024, as per the PA Settlement Agreement) have entered into voting support agreements agreeing to vote their Common Shares in favor of the Neuronetics Transaction.

The Madryn voting agreement is terminable under certain specified circumstances including in the event of receipt of a superior proposal that satisfies a hurdle that represents a 20% premium to the value of the consideration payable under this Neuronetics Transaction and, concurrently therewith, the Arrangement Agreement is terminated for a superior proposal upon payment of a termination fee. The voting agreement entered into with other key shareholders of the Company are terminable under certain specified circumstances including upon the termination of the Madryn voting agreement.

The Neuronetics Transaction is expected to close during the fourth quarter of 2024, subject to approval by both the Company and Neuronetics shareholders, court approval in respect of the plan of arrangement as well as other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of Greenbrook TMS Inc. (the “Company”, “Greenbrook”, “us” or “we”). This MD&A should be read in conjunction with our unaudited condensed interim consolidated financial statements for the three-and six-month periods ended June 30, 2024 and 2023, including the related notes thereto, included in Part I of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and our audited consolidated financial statements, including the related notes thereto, for the fiscal years ended December 31, 2023 and 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). The financial information contained in this MD&A is derived from the financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP” or “GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

BASIS OF PRESENTATION

Our unaudited condensed interim consolidated financial statements have been prepared in accordance with ASC 270 – Interim Reporting, as issued by the FASB. Our fiscal year is the 12-month period ending December 31.

All references in this Quarterly Report to “Q2 2024” are to our fiscal quarter for the three-month period ended June 30, 2024, all references to “Q2 2023” are to our fiscal quarter for the three-month period ended June 30, 2023, all references to “Q1 2024” are to our fiscal quarter for the three-month period ended March 31, 2024, all references to “Q3 2023” are to our fiscal quarter for the three-month period ended September 30, 2023, and all references to “Q4 2023” are to our fiscal quarter for the three-month period ended December 31, 2023. All references in this MD&A to “YTD 2024” are to the six-month period ended June 30, 2024 and all references to “YTD 2023” are to the six-month period ended June 30, 2023. All references in this Quarterly Report to “Fiscal 2024” are to our fiscal year ending on December 31, 2024, all references in this Quarterly Report to “Fiscal 2023” are to our fiscal year ended December 31, 2023, and all references in this Quarterly Report to “Fiscal 2022” are to our fiscal year ended December 31, 2022.

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

OVERVIEW

Through our Treatment Centers, we are a leading provider of TMS therapy in the United States for the treatment of Major Depressive Disorder (“MDD”) and other mental health disorders. Our predecessor, TMS NeuroHealth Inc. (now TMS NeuroHealth Centers Inc. (“TMS US”)), was established in 2011 to take advantage of the opportunity created through the paradigm-shifting technology of TMS, a non-invasive therapy for the treatment of MDD cleared by the U.S. Food and Drug Administration (“FDA”). In 2018, our Treatment Centers began offering treatment for obsessive-compulsive disorder (“OCD”). Our business model takes advantage of the opportunity for a new, differentiated service channel for the delivery of innovative treatments – a patient-focused, centers-based service model to make treatment easily accessible to all patients while maintaining a high standard of care. We identify the following key opportunity drivers for our business:

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

Beginning in 2021, we commenced our roll-out of Spravato® (esketamine nasal spray) therapy in our Treatment Centers to treat treatment-resistant depression in adults and depressive symptoms in adults with MDD with acute suicidal ideation or behavior. We have since grown to offer Spravato® at 91 Treatment Centers within our operating network as of the date of this Quarterly Report.

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

After opening our first Treatment Center in 2011 in Tysons Corner in Northern Virginia, we have grown to control and operate a network of outpatient mental health service centers that specialize in Treatment across the United States. We offer Treatment Centers in convenient locations to provide easy access to patients and clinicians. As at June 30, 2024, the Company owned and operated 130 Treatment Centers in the Commonwealths of Massachusetts, Virginia and Pennsylvania and the States of Maryland, North Carolina, Missouri, Illinois, Ohio, Texas, Connecticut, Florida, South Carolina, Michigan, Alaska, Oregon, California, New Jersey, and Nevada. In connection with the Restructuring Plan (as defined below), the Company decreased its operating footprint by closing a total of 53 Treatment Centers, bringing the total number of Treatment Center locations to 130 (from 183), spanning 17 management regions. In addition to increased cost efficiencies, the Company believes that a more condensed operating footprint is optimal in light of the Company’s shift towards a more comprehensive mental health care model, including an increased focus on Spravato® therapy. See “Factors Affecting the Comparability of Our Results—Restructuring Plan” and “Key Highlights and Recent Developments—Spravato® Program” below.

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

KEY HIGHLIGHTS AND RECENT DEVELOPMENTS

Service revenue in Q2 2024 increased by 8% to $19.1 million, as compared to Q2 2023 (Q2 2023: $17.7 million), despite the closure of Treatment Centers in connection with the execution of the Restructuring Plan, and the impact of the patient billing and collections disruptions (as described below) that continue to impact the broader industry. Service revenue in Q2 2024 increased by 6% as compared to Q1 2024 (Q1 2024: $18.0 million) with the same number of active centers in both periods. Q2 2024 also saw the introduction of other revenue, as the Company completed key milestones in the Research Collaboration Agreement, with $1.3 million in other revenue recorded in Q2 2024. We are eager to continue our progress through the Research Collaboration Agreement and are optimistic of the potential to enter into similar agreements. We believe we are on the forefront of innovative treatment delivery using our experience and nationwide presence to offer a platform for scaling new treatments that solve issues with awareness, geographic convenience and fiscal viability so patients can receive and benefit from the latest therapeutics.

Treatment volumes in Q2 2024 were 83,940, a 3% increase compared to Q2 2023 (Q2 2023: 81,855), and new patient starts decreased in Q2 2024 by 5% to 2,518, as compared to Q2 2023 (Q2 2023: 2,647).

We believe that mental health remains a key focus in the United States, and the unmet demand for Treatment remains at an all-time high, with our network of Treatment Centers well-positioned to serve this unmet demand. We believe that the recent Neuronetics Transaction (as defined below) creates a vertically-integrated organization capable of providing access to mental health treatment with significant scale in the U.S. to help better serve patients. Beyond the strategic benefits, the transaction is expected to create compelling financial benefits, including increased revenue scale and a strong growth trajectory, material cost synergies, an accelerated path to profitability, and a bolstered balance sheet (see “Key Highlights and Recent Developments— Neuronetics Transaction” below).

We believe our business fundamentals are stronger than ever with the growth of the Spravato® program, the opportunity to increase marketing investment in our streamlined business, the introduction of Medication Management and talk therapy (see “Key Highlights and Recent Developments—Medication Management Program” and “—Talk Therapy Program” below) and potential future treatment opportunities.

Neuronetics Transaction

On August 12, 2024, the Company announced that they have entered into a definitive arrangement agreement dated as of August 11, 2024 (the “Arrangement Agreement”) in which Neuronetics will acquire all of the outstanding Common Shares in an all-stock transaction (the “Neuronetics Transaction”). The Board of Directors of each of the Company and Neuronetics have unanimously approved the Neuronetics Transaction.

Under the terms of the Arrangement Agreement:

●	Prior to the completion of the Neuronetics Transaction, all of the Company’s existing debt accrued under the Credit Agreement and the Subordinated Convertible Notes (as defined below) will be converted into Common Shares.
●	The Company’s shareholders will receive a fraction of shares of Neuronetics common stock for each Common Share owned at the exchange ratio described below such that immediately following the closing of the Neuronetics Transaction, Neuronetics shareholders will own approximately 57% of the combined company, and the Company’s shareholders will own approximately 43% of the combined company, respectively, on a fully diluted basis. As of the date of the Arrangement Agreement, each Common Share is expected to be exchanged for 0.01149 shares of Neuronetics common stock at the closing of the Neuronetics Transaction, subject to adjustment for any interim period funding by Madryn Asset Management LP and its affiliates (“Madryn”) and other customary adjustments prior to the closing based on the terms of the Arrangement Agreement. An aggregate of 25,304,971 Neuronetics shares will be issued to the Company’s shareholders in connection with the Neuronetics Transaction.
●	The Neuronetics Transaction will be implemented by way of a court-approved plan of arrangement under the Business Corporations Act (Ontario). The Neuronetics Transaction must be approved by the Superior Court of Ontario (Commercial List), which will consider the fairness and reasonableness of the Neuronetics Transaction to all of the Company’s shareholders.
●	As part of the Neuronetics Transaction, Madryn has agreed to convert all of the amount outstanding under the Credit Agreement and all of the Subordinated Convertible Notes (including notes held by Madryn and other third-parties, which are forced to convert as a result of Madryn’s election) into Common Shares prior to the effective date of the Neuronetics Transaction. As a result, subject to adjustment for any interim period funding by Madryn and other customary adjustments, Madryn will own 95.3% of the Common Shares immediately prior to closing and will receive 95.3% of the Neuronetics common stock being issued to the Company’s shareholders.
●	The Neuronetics Transaction requires approval by (i) at least 66 2/3% of the votes cast by the holders of Common Shares present in person or represented by proxy at a special meeting of the holders of the Common Shares to be called to consider the transaction; and (ii) a simple majority of the votes cast by the holders of Common Shares present in person or represented by proxy, excluding Common Shares that are required to be excluded under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (including Common Shares held by Madryn).
●	The Arrangement Agreement provides for mutual termination fees of $1,900,000 in the event the Neuronetics Transaction is terminated by either party in certain circumstances, including to enter into a superior proposal.
●	The combined company will continue to operate as Neuronetics, Inc., and trade under the ticker “STIM” on Nasdaq. Following closing of the Neuronetics Transaction, Neuronetics intends to cause the Common Shares to be delisted from the OTCQB Market and to cause the Company to submit an application to cease to be a reporting issuer under applicable Canadian securities laws.

Each of Neuronetics’ directors and certain members of the executive leadership team, as of August 12, 2024, who hold in the aggregate 1,680,718 Neuronetics shares (representing approximately 5.55% of issued and outstanding Neuronetics shares (on a fully-diluted basis)) have entered into voting support agreements agreeing to vote their stock in favor of the Neuronetics Transaction.

Key shareholders of the Company, including Madryn and certain holders of Subordinated Convertible Notes, and directors and certain members of the executive leadership team, as of August 12, 2024, who hold in the aggregate 16,536,208 Common Shares (representing approximately 48.7% of issued and outstanding Common Shares (on a non-diluted basis and assuming the cancellation of 11,634,660 outstanding Common Shares on or about August 15, 2024, as previously disclosed) have entered into voting support agreements agreeing to vote their Common Shares in favor of the Neuronetics Transaction.

The Madryn voting agreement is terminable under certain specified circumstances including in the event of receipt of a superior proposal that satisfies a hurdle that represents a 20% premium to the value of the consideration payable under this transaction and, concurrently therewith, the Arrangement Agreement is terminated for a superior proposal upon payment of a termination fee. The voting agreement entered into with other key shareholders of the Company are terminable under certain specified circumstances, including upon the termination of the Madryn voting agreement.

The Neuronetics Transaction is expected to close during the fourth quarter of 2024, subject to approval by both the Company’s and Neuronetics’ shareholders, court approval in respect of the plan of arrangement as well as other customary closing conditions. A copy of the Arrangement Agreement is attached as Exhibit 10.3 to this Quarterly Report.

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

This incident, while occurring downstream to the Company and its vendors, has resulted in a temporary backlog on the submission and payment of claims for the Company in addition to an impact on the Company’s other critical patient intake processes, causing a decrease in new patient starts. The impact of the incident was not immediately apparent to the Company given the downstream relationship to Change Healthcare as well as the efforts by the Company’s billing vendors to use alternative platforms to mitigate its effects. However, in connection with the Company’s quarterly close procedures for Q1 2024, the Company observed a negative impact on its revenues for the quarter, driven by a higher than anticipated adjustment to variable consideration due to the delay in payment processing. In addition, in Q2 2024, the Company experienced a decrease in patient consultations as a result of the Change Healthcare incident, some or all of which the Company anticipates recovering in the remainder of Fiscal 2024. See “Cautionary Note Regarding Forward-Looking Information” above.

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

Spravato® Program

The roll-out of our Spravato® program at select Treatment Centers continued throughout Q2 2024, building on our long-term business plan of utilizing our Treatment Centers as platforms for the delivery of innovative treatments to patients suffering from MDD and other mental health disorders. We also rolled-out our first Spravato® “buy & bill” program in Q4 2023 which will allow us to further enhance our access to patients in specific markets that require this program offering as compared to our current “administer and observe” programs. As at the date of this Quarterly Report, we had a total 91 Treatment Centers offering Spravato®.

Medication Management Program

During Fiscal 2023, the Company commenced a pilot to roll-out our facilitation of Medication Management to select Treatment Centers across our footprint, building on our long-term business plan of utilizing our Treatment Centers as platforms for the delivery of innovative treatments to patients suffering from MDD and other mental health disorders. Although Medication Management is a lower margin business, we believe this program will allow us to reach patients earlier in their treatment journey, develop an internal patient pipeline for TMS and Spravato®, while also further optimizing marketing costs. We also believe that becoming a more comprehensive mental health care provider will allow us to provide greater access to those suffering from MDD and other mental health disorders. As at the date of this Quarterly Report, we had a total of 12 Treatment Centers offering Medication Management.

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

Board Update

On July 12, 2024, the Company regrettably announced the passing of our beloved board member and co - founder of the Company, Elias Vamvakas.

Debt Financings; Klein Note

On May 1, 2024, the Company borrowed an additional $2.8 million under its Credit Agreement (as defined below). A portion of the proceeds were used to repay the final amounts outstanding under the Klein Note, which settled the Klein Note Action (as defined below). For more information, see “Liquidity and Capital Resources–Indebtedness and Capital Raising” and “Part II, Item 1 Legal Proceedings–Klein Note Action” below.

Purchase Agreement Claims

On August 9, 2024, the Company announced that it entered into a settlement agreement and release (the “PA Settlement Agreement”) in regard to the Purchase Agreement Claims (as defined below). Closing of the settlement is expected to occur on or about August 15, 2024. For more information, see “Part II, Item 1 Legal Proceedings–Purchase Agreement Claims” below.

FACTORS AFFECTING OUR PERFORMANCE

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors are also subject to a number of inherent risks and challenges, some of which are discussed below. See also “Part II – Item 1A. Risk Factors”.

Number of Treatment Centers

Following the completion of the Restructuring Plan, we believe we will continue to have a meaningful opportunity to selectively increase the number of our Treatment Centers and the number of Treatment Centers offering Spravato® and Medication Management. The opening and success of new Treatment Centers or offering of ancillary products in those Treatment Centers is subject to numerous factors, including our ability to locate the appropriate space, finance the operations, build relationships with clinicians, negotiate suitable lease terms and local payor arrangements, and other factors, some of which are beyond our control. At the same time, we have selectively closed certain Treatment Centers to maximize our profitability, which may temporarily reduce our number of active Treatment Centers from quarter to quarter as we continue to aim for overall expansion of the business. In connection with the PA Settlement Agreement, the Company will also transfer 12 Treatment Center locations in the State of New Jersey to Mr. Klein. For more information, see “Part II, Item 1 Legal Proceedings–Purchase Agreement Claims” below.

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

Capital Management

Our objective is to maintain a capital structure that supports our long-term business strategy, maintain creditor and customer confidence, and maximize shareholder value. Our primary uses of capital are to finance operations, finance new center start-up costs, increase non-cash working capital and capital expenditures, as well as to service debt obligations. We have experienced losses since inception and, we expect that we will require additional financing to fund our operating activities and such additional financing is required in order for us to repay our debt obligations and satisfy our cash requirements. We have historically been able to obtain financing from Madryn, supportive shareholders and other sources when required; however, there can be no assurance that we will continue to receive financing support from Madryn and our shareholders in the future. In addition, we are constrained in our ability to raise capital as a result of the delisting of trading of our Common Shares by Nasdaq. See “Liquidity and Capital Resources” and “Part II–Item 1A. Risk Factors” below.

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

Service Revenue

Service revenue consists of revenue attributable to the performance of treatments. In circumstances where the net patient fees have not yet been received, the amount of revenue recognized is estimated based on an expected value approach. Due to the nature of the industry and complexity of our revenue arrangements, where price lists are subject to the discretion of payors, variable consideration exists that may result in price concessions and constraints to the transaction price for the services rendered.

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

Other Revenue

Other revenue includes revenue from research agreements (e.g., our Research Collaboration Agreement discussed above). Research agreements consist of arrangements with other companies to perform studies and investigational tasks on the delivery and scalability of various treatment modalities. Revenue related to research agreements is recognized based on the completion of pre - set milestones, outlined in the contract.

Entity-Wide Regional Operating Income (Loss) and Direct Center and Regional Costs

Regional operating income (loss) presents regional operating income (loss) on an entity-wide basis and is calculated as total revenue less direct center and regional costs. Direct center and regional costs consist of direct center and patient care costs, regional employee compensation, regional marketing expenses, and depreciation. These costs encapsulate all costs (other than incentive compensation such as share-based compensation granted to senior regional employees) associated with the center and regional management infrastructure, including the cost of the delivery of treatments to patients and the cost of our regional patient acquisition strategy.

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

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS

Restructuring Plan

On March 6, 2023, the Company announced that it embarked on a comprehensive restructuring plan (the “Restructuring Plan”) that aimed to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies to achieve profitability.

As part of this Restructuring Plan, the Company decreased its operating footprint and headcount and operating expenses. The remaining Treatment Centers will continue clinical TMS offerings and a select and growing number of Treatment Centers will continue offering Spravato (R) therapy.

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

(US$) (unaudited)	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Service revenue(1)	19,108,067	17,690,449	37,120,257	36,994,910
Other revenue	1,300,000	—	1,300,000	—
Total revenue	20,408,067	17,690,449	38,420,257	36,994,910

Direct center and patient care costs	13,743,806	13,504,507	26,901,989	27,262,727
Regional employee compensation	5,681,321	4,107,321	11,197,064	8,772,966
Regional marketing expenses	707,756	403,548	2,224,580	816,601
Depreciation	310,708	870,306	623,948	1,835,354
Total direct center and regional costs	20,443,591	18,885,682	40,947,581	38,687,648
Regional operating loss	(35,524)	(1,195,233)	(2,527,324)	(1,692,738)
Center development costs	116,277	105,871	240,721	218,062
Corporate employee compensation	3,973,998	4,109,639	7,910,879	8,250,728
Corporate marketing expenses	88,689	25,945	121,724	31,267
Financing costs	12,235	—	161,477	235,094
Other corporate, general and administrative expenses	3,423,779	4,004,906	6,984,335	6,901,972
Share-based compensation	33,885	513,782	59,187	576,730
Amortization	16,546	16,547	33,094	33,095
Interest expense	4,734,957	2,885,131	8,937,359	5,577,549
Interest income	(65)	(56)	(130)	(101)
Loss before income taxes	(12,435,825)	(12,856,998)	(26,975,970)	(23,517,134)
Income tax expense	—	—	—	—
Loss for the period and comprehensive loss	(12,435,825)	(12,856,998)	(26,975,970)	(23,517,134)
Loss attributable to non-controlling interest	(30,630)	(114,724)	(352,479)	(183,550)
Loss attributable to the common shareholders of Greenbrook	(12,405,195)	(12,742,274)	(26,623,491)	(23,333,584)
Net loss per share (basic and diluted)	(0.27)	(0.31)	(0.60)	(0.66)

Notes:

(1)	Service revenue for Q2 2023 and YTD 2023 has been restated to correct for errors in the period. For more information, see the Explanatory Note following the cover page of the Annual Report.

Selected Financial Position Data

The following table provides selected financial position data as at the dates indicated:

	As at June 30,		As at December 31,
	2024	2023
(US$)	(unaudited)	(unaudited)	2023
Cash and restricted cash	4,347,335	2,078,347	4,323,708
Current assets (excluding cash)(1)	15,182,479	10,222,585	10,649,628
Total assets	55,497,711	57,561,524	51,417,615
Current liabilities	30,460,051	38,264,002	32,654,425
Non-current liabilities	152,622,434	95,150,720	119,710,980
Total liabilities	183,082,485	133,414,722	152,365,405
Non-controlling interests(1)	(3,824,586)	(2,842,625)	(2,911,581)
Shareholders’ deficit excluding non-controlling interest (1)	(123,760,188)	(73,010,573)	(98,036,209)

Notes:

(1)	Current assets (excluding cash), non-controlling interest and shareholder’ deficit excluding non - controlling interest as at June 30, 2023 have been restated to correct for errors in the period. For more information, see the Explanatory Note following the cover page of the Annual Report.

For further information regarding our liquidity and financial position, see “Liquidity and Capital Resources” below. See also “Part II – Item 1A. Risk Factors” below.

Selected Operating Data

The following table provides selected operating data as at the dates indicated. As described above, as of the date of this Quarterly Report, the Company has reduced its operating footprint to 130 Treatment Centers in connection with the Restructuring Plan. See “Cautionary Note Regarding Forward-Looking Information” above.

	As at June 30,		As at December 31,
(unaudited)	2024	2023	2023
Number of active Treatment Centers(1)	130	133	130
Number of Treatment Centers-in-development(2)	–	–	–
Total Treatment Centers	130	133	130
Number of management regions	17	17	17
Number of TMS Devices installed	260	341	260
Number of regional personnel	403	400	391
Number of shared-services / corporate personnel(3)	111	84	98
Number of providers(4)	185	202	205
Number of consultations performed(5)	18,391	17,899	34,124
Number of patient starts(5)	4,966	5,501	10,401
Number of Treatments performed(5)	159,704	174,388	343,790
Average service revenue per Treatment(5)	$232	$212	$215

Notes:

(1)	Active Treatment Centers represent Treatment Centers that have performed billable Treatment services during the applicable period.

(2)	Treatment Centers-in-development represents Treatment Centers that have committed to a space lease agreement and the development process is substantially complete.
(3)	Shared-services / corporate personnel is disclosed on a full-time equivalent basis. The Company utilizes part-time staff and consultants as a means of managing costs.
(4)	Number of providers represents clinician partners that are involved in the provision of Treatment services from our Treatment Centers.
(5)	Figure calculated for the applicable year or period ended.

ANALYSIS OF RESULTS FOR Q2 2024 AND YTD 2024

The following section provides an overview of our financial performance during Q2 2024 and YTD 2024 compared to Q2 2023 and YTD 2023.

Service Revenue

Despite the closure of Treatment Centers in connection with the execution of the Restructuring Plan and the impact of the patient billing and collections disruptions, which impacted YTD 2024 revenues, service revenue still increased by 8% to $19.1 million in Q2 2024, compared to Q2 2023 (Q2 2023: $17.7 million) and $37.1 million in YTD 2024, relatively consistent to YTD 2023 (YTD 2023: $37.0 million).

New patient starts decreased to 2,518 in Q2 2024, a 5% decrease compared to Q2 2023 (Q2 2023: 2,647) and 4,966 in YTD 2024, a 10% decrease compared to YTD 2023 (YTD 2023: 5,501). Treatment volumes in Q2 2024 were 83,940, a 3% increase compared to Q2 2023 (Q2 2023: 81,855), and were 159,704 in YTD 2024, an 8% decrease compared to YTD 2023 (YTD 2023: 174,388). Consultations performed were 9,217 in Q2 2024, a 7% decrease compared to Q2 2023 (Q2 2023: 9,924), and were 18,391 in YTD 2024, a 3% increase compared to YTD 2023 (YTD 2023: 17,899). The decreases in new patient starts in Q2 2024 and YTD 2024 are predominantly due to the reduction in Treatment Centers in the 2024 periods as compared to the 2023 periods, as a result of execution of the Restructuring Plan, as well as the impact of the patient billing and collections disruptions. The increase in treatment volumes in Q2 2024 is primarily due to an increase in marketing spend, while the decrease in YTD 2024 is predominately due to the execution of the Restructuring Plan, partially offset by an increase in marketing spend. The decrease in consultations performed in Q2 2024 is primarily due to the impact of the Change Healthcare cybersecurity incident, while the increase in YTD 2024 is predominantly due to an overall reinvestment in marketing spend in YTD 2024, which is a leading indicator of future patient starts.

Average service revenue per Treatment increased by 5% to $228 in Q2 2024 as compared to Q2 2023 (Q2 2023: $216) and by 10% to $232 in YTD 2024 as compared to YTD 2023 (YTD 2023: $212). The change in average service revenue per Treatment was primarily attributable to changes in payor mix, treatment modalities and the geographical distribution of revenue.

Other Revenue

Other revenue increased to $1.3 million in Q2 2024, compared to Q2 2023 (Q2 2023: nil) and $1.3 million in YTD 2024 as compared to YTD 2023 (YTD 2023: nil). The change in other revenue was primarily due to the recognition of the research collaboration revenue resulting from completion of certain milestones in relation to the Research Collaboration Agreement.

Entity-Wide Regional Operating Loss and Direct Center and Regional Costs

Direct center and regional costs increased by 8% to $20.4 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $18.9 million) and by 6% to $40.9 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $38.7 million). The increase is primarily attributable to an increase in marketing spend in Q2 2024 and investments in our cost structure associated with the continued rollout of Spravato®. As at the date of this Quarterly Report, we had a total 91 Treatment Centers offering Spravato®, an 82% increase or 41 additional Treatment Centers offerings compared to the same date in the prior year.

Entity-wide regional operating loss decreased by 97% to $0.04 million during Q2 2024 as compared to $1.20 million in Q2 2023 and was $2.5 million during YTD 2024, a 49% increase as compared to an entity-wide regional operating loss of $1.7 million in YTD 2023. The decrease in entity-wide regional operating loss in Q2 2024 as compared to Q2 2023 was primarily due to the increase in total revenue. The increase in entity-wide regional operating loss in YTD 2024 as compared to YTD 2023 was primarily due to the increase in direct center and regional costs, as described above.

Center Development Costs

Center development costs increased by 10% to $0.12 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $0.11 million) and by 10% to $0.24 million during YTD 2024 (YTD 2023: $0.22 million). The increase in Q2 2024 and YTD 2024 was primarily due to minimal incremental costs associated with establishing the Spravato® Program at additional Treatment Centers during YTD 2024.

Corporate Employee Compensation

Corporate employee compensation incurred to manage the centralized business infrastructure of the Company decreased by 3% to $4.0 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $4.1 million) and decreased by 4% to $7.9 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $8.3 million). This decrease is predominately due to the execution of the Restructuring Plan.

Corporate Marketing Expenses

Corporate marketing expenses increased by 242% to $0.09 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $0.03 million) and by 289% to $0.12 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $0.03 million). The increase was primarily due to a return to investment in marketing as compared to Q2 2023 and YTD 2023 which had been limited in the prior period as a result of the execution of the Restructuring Plan in addition to actively limiting expenditures due to liquidity constraints.

Financing Costs

Financing costs were $0.01 million during Q2 2024 (Q2 2023: nil) and decreased by 31% to $0.16 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $0.24 million). The decrease in YTD was due to limited accounting, legal and professional fees being incurred within the year, related to the debt financings completed in YTD 2024 and the February 2024 Public Offering (as defined below), as compared to accounting, legal and professional fees incurred in YTD 2023.

Other Corporate, General and Administrative Expenses

Other corporate, general and administrative expenses decreased by 15% to $3.4 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $4.0 million) and remained relatively consistent at $7.0 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $6.9 million). The decrease in Q2 2024 is predominately due to cost savings realized as a result of the Restructuring Plan.

Share-Based Compensation

Share-based compensation decreased by 93% to $0.03 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $0.51 million) and decreased by 90% to $0.06 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $0.58 million). The decrease was predominantly due to the timing and fair value of stock options granted to key personnel to ensure retention and long-term alignment with the goals of the Company.

Amortization

Amortization remained consistent at $0.02 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $0.02 million) and $0.03 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $0.03 million).

Interest

Interest expense increased by 64% to $4.7 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $2.9 million) and increased by 60% to $8.9 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $5.6 million). The increase in interest expense is primarily due to the debt financings completed during Fiscal 2023 and YTD 2024. See “Indebtedness and Capital Raising” below.

Interest income was $65 during Q2 2024 (Q2 2023: $56) and $130 during YTD 2024 (YTD 2023: $101). The increases were a result of an increase in the amount of excess funds invested.

Loss for the Period and Comprehensive Loss and Loss for the Period Attributable to the Common Shareholders of Greenbrook

The loss for the period and comprehensive loss decreased by 3% to $12.4 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $12.9 million) and increased by 15% to $27.0 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $23.5 million). The decrease in Q2 2024 is due to the decrease in regional operating loss and other corporate, general and administrative expenses, partially offset by an increase in interest expense. The increase in YTD 2024 is predominately due to the increase in regional operating loss and the increase in interest expenses arising from the additional debt financings completed in Q2 2024, partially offset by the decrease in stock based compensation. See “Interest Expense, Entity-Wide Regional Operating Income (Loss) and Direct Center and Regional Costs” above.

The loss attributable to the common shareholders of Greenbrook decreased by 3% to $12.4 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $12.7 million) and increased by 14% to $26.6 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $23.3 million). This was predominantly due to the factors described above impacting net losses.

Adjusted EBITDA and One-Time Expenses

The Adjusted EBITDA loss position remained consistent at $6.3 million during Q2 2024 as compared to Q2 2023 (Q2 2023: $6.4 million) and increased by 25% to $15.0 million during YTD 2024 as compared to YTD 2023 (YTD 2023: $12.1 million). The increase in the Adjusted EBITDA loss position in YTD 2024 as compared to YTD 2023 is primarily attributable to an increase in the EBITDA loss position, as well as a decrease in one-time costs in YTD 2024, which include costs related to the execution of the Restructuring Plan, professional and legal fees associated with the Klein Matters, the PA Settlement Agreement, financing fees, the Amendment Fee (as defined below), financing initiatives-related expenses, and costs associated with the Nasdaq delisting and OTCQB Market (as defined below) listing. One-time costs in YTD 2023 include costs related to the execution of the Restructuring Plan, professional and legal fees associated with the Klein Matters and the Neuronetics Note, financing fees, financing initiatives-related expenses and Success TMS related integration expenses.

EBITDA AND ADJUSTED EBITDA

The table below illustrates our EBITDA and Adjusted EBITDA for the periods presented:

(US$) (unaudited)	Q2 2024	Q2 2023	YTD 2024	YTD 2023
EBITDA	(7,343,049)	(8,970,346)	(17,029,220)	(15,887,687)
Adjusted EBITDA	(6,336,787)	(6,410,269)	(15,046,628)	(12,059,249)

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

RECONCILIATION OF NON-US GAAP MEASURES

The table below illustrates a reconciliation of loss attributable to the common shareholders of Greenbrook to EBITDA and Adjusted EBITDA for the periods presented:

(US$) (unaudited)	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Loss attributable to the common shareholders of Greenbrook	(12,405,195)	(12,742,274)	(26,623,491)	(23,333,584)
Add the impact of:
Interest expense	4,734,957	2,885,131	8,937,359	5,577,549
Amortization	16,546	16,547	33,094	33,095
Depreciation	310,708	870,306	623,948	1,835,354
Less the impact of:
Interest income	(65)	(56)	(130)	(101)
EBITDA	(7,343,049)	(8,970,346)	(17,029,220)	(15,887,687)
Add the impact of:
Share-based compensation	33,885	513,782	59,187	576,730
Add the impact of:
Restructuring and related costs	—	162,029	684,578	463,868
Klein Matters related professional and legal fees	77,279	190,533	124,590	190,533
PA Settlement Agreement	800,000	—	800,000	—
Neuronetics Note legal fees	—	458,257	—	458,257
Credit Facility Amendment Fee	—	1,000,000	—	1,000,000
Financing fees	12,235	—	161,477	235,094
Financing initiatives related expenses	82,863	235,476	104,955	753,956
Nasdaq delisting / OTCQB Market listing related expenses	—	—	47,805	—
Success TMS related integration and related expenses	—	—	—	150,000
Adjusted EBITDA	(6,336,787)	(6,410,269)	(15,046,628)	(12,059,249)

RECONCILIATION OF ACCOUNTS RECEIVABLE

A quantitative reconciliation of accounts receivable in respect of the three- and six-month periods ended June 30, 2024, June 30, 2023 and the year ended December 31, 2023 which includes a quantification of the adjustment to variable consideration estimate resulting from the additional price concessions which were deemed necessary:

(US$) (unaudited)	Q2 2024	Q2 2023	YTD 2024	YTD 2023	Fiscal 2023
Opening accounts receivable balance as at the period opening date	8,534,213	7,615,156	7,569,843	7,348,846	7,348,846
Service revenue recognized based on expected value	22,752,140	19,269,728	43,153,281	40,007,480	83,221,303
Adjustment to variable consideration estimate	(3,644,073)	(1,579,279)	(6,033,024)	(3,012,570)	(9,434,525)
Payments received	(16,790,523)	(18,922,653)	(33,838,343)	(37,960,804)	(73,565,781)
Ending accounts receivable balance at the period end date	$10,851,757	$6,382,952	$10,851,757	$6,382,952	$7,569,843

Accounts Receivable

Accounts receivable increased by 43% to $10.9 million as at the end of Q2 2024 as compared to $7.6 million as at the end of Q4 2023. The increase in Q2 2024 is primarily due to the timing of cash collection activity from payors which was delayed by the patient billing and collections disruptions.

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

As part of our annual budgeting process and on an ongoing basis, we evaluate our estimated annual cash requirements to fund planned expansion activities and working capital requirements of existing operations. Based on this, in addition to historical cash flow, the debt financings and equity offerings completed in Fiscal 2023 and the early part of Fiscal 2024 (see “—Indebtedness and Capital Raising”) and considering our anticipated cash flows from regional operations and our holdings of cash, we believe that we have sufficient capital to meet our future operating expenses, capital expenditures and debt service requirements for approximately the next month as of the date of this Quarterly Report. Accordingly, we will need to raise additional funding in the near term to satisfy our day-to-day operating expenses. Our ability to fund operating expenses, capital expenditures and future debt service requirements will depend on, among other things, our ability to source external funding, our future operating performance, which will be affected by our ability to meet our debt obligations and remain in compliance with debt covenants, our ability to increase the $115 million cap on the amount indebtedness the Company can accrue under the Credit Agreement set out in the Neuronetics Agreement (as defined below), the outcome of Klein Matters and general economic, financial and other factors, including factors beyond our control such as inflation and recessionary conditions. See “Cautionary Note Regarding Forward-Looking Information”, “Factors Affecting our Performance” and “Factors Affecting the Comparability of Our Results—Restructuring Plan” above, and “Part II – Item 1A. Risk Factors” below, as well as further details on our indebtedness and capital raising under “Indebtedness and Capital Raising” below.

Analysis of Cash Flows for YTD 2024

The following table presents our cash flows for each of the periods presented:

(US$) (unaudited)	YTD 2024	YTD 2023
Net cash used in operating activities	(25,796,227)	(12,252,406)
Net cash generated from financing activities	25,941,204	11,715,486
Net cash used in investing activities	(121,350)	(8,690)
Increase (decrease) in cash	23,627	(545,610)

Cash Flows used in Operating Activities

For YTD 2024, cash flows used in operating activities (which includes the full cost of developing new Treatment Centers) totaled $25.8 million, as compared to $12.3 million in YTD 2023. The increase in cash flows used in operating activities is primarily due to the increase in loss for the period and comprehensive loss, as well as the change in non-cash working capital, offset by cost reductions related to the implementation of our Restructuring Plan. See “Factors Affecting the Comparability of Our Results—Restructuring Plan” above.

Cash Flows generated from Financing Activities

For YTD 2024, cash flows generated from financing activities amounted to $25.9 million as compared to $11.7 million in YTD 2023. This is primarily driven by the net proceeds from debt financings received in YTD 2024 and the February 2024 Public Offering (as defined below), as compared to the private placement of Common Shares in Q1 2023 (the “2023 Private Placement”) and net loans advanced to the Company in relation to the Credit Agreement in YTD 2023.

Cash Flows used in Investing Activities

For YTD 2024, cash flows used in investing activities totaled $0.12 million as compared to cash flows used in investing activities of $0.01 million in YTD 2023, due to the acquisition of subsidiary non-controlling interest in YTD 2024, compared to the purchase of property, plant and equipment in YTD 2023.

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

For a further summary of our Credit Agreement, including events of default and ongoing financial covenants see our Annual Report. In addition, a copy of the thirty-seventh amendment to the Credit Agreement, dated as of August 2, 2024, is included as Exhibit 10.1 to this Quarterly Report.

Credit Facility Amendments and Subsequent Funding

From February 2023 through August 2024, the Company has entered into certain amendments to the Credit Agreement, pursuant to which Madryn and its affiliates have extended twenty-six additional tranches of term loans to the Company in an aggregate principal amount of $58.1 million and each such tranche was fully funded at closing of the applicable amendment (collectively, the “New Loans”). After giving effect to the New Loans and the Existing Loan, the aggregate principal amount outstanding under the Credit Agreement as of the date of this Quarterly Report is $113.1 million (collectively, the “Loans”). The Loans provide Madryn with the option to convert up to approximately $7.4 million of the outstanding principal amount of the Loans into Common Shares (the “Madryn Conversion Instruments”) at a price per share equal to $1.90, subject to customary anti-dilution adjustments (the “Madryn Conversion Price”).

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

In addition, from December 2022 through August 2024, the Company and Madryn have agreed on a number of occasions to amend the Credit Agreement to temporarily waive the Company’s covenant to maintain minimum liquidity of $3.0 million, tested on a daily basis (the “Minimum Liquidity Covenant”) in order to avoid a breach as a result of the Company’s non-compliance. The most recent amendment to the Minimum Liquidity Covenant, executed on August 2, 2024, extends the reduced Minimum Liquidity Covenant requirement of $300,000 to September 9, 2024, at which time (unless further amended or waived), the Minimum Liquidity Covenant requirement will revert to $3,000,000. We anticipate needing to obtain a further amendment to (or waiver of) the Minimum Liquidity Covenant in order to extend the application of the reduced liquidity requirement of $300,000 beyond September 9, 2024.

We also amended the Credit Agreement on June 14, 2023 to provide for an amendment fee payable to Madryn in the amount of $1,000,000 (the “Amendment Fee”), which was paid-in-kind by adding the Amendment Fee to the outstanding principal balance of the Loans. Between Q3 2023 and Q2 2024 we have amended the Credit Agreement to convert the ongoing cash interest payments into paid-in-kind interest. As of August 9, 2024, the total amount outstanding under the Credit Agreement, inclusive of the Loans, Amendment Fee, paid-in-kind interest and all other financing and legal fees is approximately $127.3 million.

Madryn has agreed to convert all of the amount outstanding under the Credit Agreement into Common Shares prior to the effective date of the Neuronetics Transaction. See “Key Highlights and Recent Developments—Neuronetics Transaction” above.

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

The Subordinated Convertible Notes provide holders the option to convert any amount up to the outstanding principal amount plus accrued interest into Common Shares at any time at the election of the holders thereof or on a mandatory basis by all Subordinated Convertible Noteholders at the request of Madryn. The Subordinated Convertible Notes are convertible into such number of Common Shares equal to the principal amount of Subordinated Convertible Notes to be converted (plus accrued and unpaid interest thereon) divided by a conversion price equal to the lesser of (1) 85% of the closing price per Common Share on Nasdaq or any other market as of the closing date for such notes, as adjusted from time to time for certain dilutive transactions, and (2) (i) 85% of the 30-day volume weighted average trading price of the Common Shares on an applicable trading market (which includes the OTCQB Market, operated by OTC Markets Group Inc (the “OTCQB Market”)) prior to conversion, or (ii) if the Common Shares are not listed on an applicable trading market at the time of conversion, a per share price equal to 85% of the fair market value per Common Share as of such date; provided that, in any event, the conversion price shall not be lower than $0.078 (the “Subordinated Convertible Note Conversion Price”). As of August 9, 2024, the applicable Subordinated Convertible Note Conversion Price is $0.078. Under the Note Purchase Agreement, the maximum number of Common Shares that can be issued under the Subordinated Convertible Notes is 200,000,000 Common Shares.

In connection with the Subordinated Convertible Notes, all Subordinated Convertible Noteholders also received customary resale, demand and “piggy-back” registration rights with respect to the Common Shares issuable upon conversion pursuant to a registration rights agreement, by and among the Company and the noteholders.

Madryn has agreed to convert all of the Subordinated Convertible Notes (including notes held by Madryn and other third-parties, which are forced to convert as a result of Madryn’s election) into Common Shares prior to the effective date of the Neuronetics Transaction. See “Key Highlights and Recent Developments—Neuronetics Transaction” above.

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

As of the date of this Quarterly Report, the aggregate proceeds of the New Loans, the Insider Notes (which were exchanged in full, and extinguished by the issuance of, the Subordinated Convertible Notes issued to the Noteholders on August 28, 2023) and the Subordinated Convertible Notes is equal to approximately $64.7 million.

In connection with the issuance of the Insider Notes, the Company issued a combined total of 385,870 Common Share purchase warrants to Greybrook Health (the “Greybrook Warrants”). 135,870 of the Greybrook Warrants were issued alongside the February 2023 Notes and are exercisable for one Common Share at an exercise price of $1.84, subject to customary anti-dilution adjustments. 250,000 of the Greybrook Warrants were issued alongside the August 2023 Note and are exercisable for one Common Share at an exercise price equal to (a) if the Common Shares are listed on Nasdaq or any other trading market at the time of exercise, 85.0% of the volume-weighted average trading price of the Common Shares on Nasdaq (or, if not listed on Nasdaq, then such other trading market on which the Common Shares are principally traded, based upon daily share volume) for the five trading days immediately preceding the exercise date, or (b) if the Common Shares are not listed on any trading market at the time of exercise, a per share price based on fair market value, as determined the board of directors of the Company (the “Board”), in each case subject to customary anti-dilution adjustments. The Greybrook Warrants will expire five years from the applicable date of issuance.

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

On May 25, 2023, the Neuronetics Agreement was amended to include additional out-of-pocket expenses, totaling $0.25 million, incurred by Neuronetics in connection with the negotiation, preparation, and delivery of the Neuronetics Note. In addition, Neuronetics has agreed to waive the fee for TMS Device relocations. As at June 30, 2024, the aggregate principal amount remaining on the Neuronetics Note is $4.4 million. The Company has granted a lien on, and security interest in, substantially all of its assets in favor of Neuronetics, as security for the obligations under the Neuronetics Note, and Madryn as security for the obligations under the Credit Agreement. The liens and security interests granted to Neuronetics and Madryn are pari passu (equal priority) pursuant to the terms of an intercreditor agreement, dated as of March 31, 2023, by and among Neuronetics, Madryn and the Company.

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

During YTD 2024, the Company repaid TMS Device loans totalling $0.04 million (YTD 2023: $0.08 million).

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

On November 21, 2023, the Company announced it had entered into a settlement agreement (the “Klein Note Settlement Agreement”) with the plaintiff regarding the Klein Note Action. Under the terms of the Klein Note Settlement Agreement, the Company agreed to make payments to the plaintiff in the total amount of approximately $2.2 million, structured as an initial immediate payment of $250,000, weekly payments of $75,000 thereafter up to and until the May 1, 2024, maturity date of the Klein Note, upon which the balance owing became due. In exchange for entry into the settlement agreement, the plaintiff dismissed, with prejudice, the Klein Note Action on November 27, 2023, and both parties provided a mutual release of claims. The Klein Note was fully repaid at maturity. As of the date of this Quarterly Report, we were in compliance with the terms of the Klein Note Settlement Agreement.

On May 24, 2023, the Seller Parties filed a complaint in the Superior Court of the State of Delaware against the Company, TMS US and certain executive officers of the Company, and subsequently a first amended complaint on August 31, 2023 (the “Delaware Complaint”), concerning alleged disputes arising out of the Success TMS Acquisition (the “Purchase Agreement Claims”). The Purchase Agreement Claims allege contractual fraud, indemnification for breach of certain representations and warranties of the Company contained in the Success Purchase Agreement (as defined below), other breaches of the Success Purchase Agreement and a registration rights agreement, and breach of the implied covenant of good faith and fair dealing. The Delaware Complaint seeks damages in an amount to be determined at trial, which are alleged to exceed $1 million. On October 2, 2023, the Company and the other defendants moved to dismiss the Purchase Agreement Claims.

On August 9, 2024, the Company announced that it entered into the PA Settlement Agreement in regard to the Purchase Agreement Claims. Pursuant to the PA Settlement Agreement and in full satisfaction of the claims, Greenbrook has agreed to (i) pay the plaintiffs a cash settlement amount equal to US$800,000, comprised of a US$200,000 up-front payment followed by equal monthly installments of approximately US$67,000, (ii) the entry into an assignment and assumption agreement effectively providing for the transfer to Mr. Klein of Greenbrook’s 12 Treatment Center locations in the State of New Jersey, and (iii) payment of certain payroll taxes owing in the amount of approximately US$110,000, plus interest and penalties owing thereon. Closing of the settlement is expected to occur on or about August 15, 2024. As of the date of this Quarterly Report, we were in compliance with the terms of the PA Settlement Agreement.

In connection with a settlement and mutual release agreement with a device manufacturer for the termination of TMS Device contracts (the “TMS Device Settlement”), as required by the Neuronetics Agreement, the Company had an amount payable of $6,600,000, due in equal instalments over 44 weeks beginning in August 2023 (which has been fully paid as of the date of this Quarterly Report).

RELATED PARTY TRANSACTIONS

Greybrook Health

During Q2 2024 and YTD 2024, the Company recognized nil and nil, respectively, in other corporate, general and administrative expenses (Q2 2023: $0.002 million and YTD 2023: $0.003 million, respectively) related to transactions with Greybrook Health. As at June 30, 2024, nil was included in accounts payable and accrued liabilities related to payables for Greybrook Capital Inc. (the parent company of Greybrook Health).

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

Madryn

On July 14, 2022, the Company entered into the Credit Agreement with Madryn and has since entered into amendments to the Credit Agreement in which Madryn has extended the New Loans to the Company. During Q2 2024 and YTD 2024, the Company recognized $4.18 million and $7.81 million in interest expense, respectively, related to the Credit Agreement (Q2 2023 and YTD 2023: $2.4 million and $4.8 million, respectively). All Loans under the Credit Agreement accrue interest at a rate equal to 9.0% plus the 3-month Term Secured Overnight Financing Rate (subject to a floor of 1.5%) plus 0.10%. As of August 9, 2024, the aggregate principal outstanding under the Credit Agreement is $114.1 million. Approximately $7.4 million of the aggregate principal outstanding under the Credit Agreement can be converted into Common Shares at the Madryn Conversion Price.

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

Benjamin Klein

During Q2 2024 and YTD 2024, the Company recognized nil and nil in other corporate, general and administrative expenses (Q2 2023 and YTD 2023: $0.1 million and $0.2 million, respectively) related to amounts payable for employment services rendered and other related costs incurred by Benjamin Klein in the ordinary course of business. As at June 30, 2024, nil was included in accounts payable and accrued liabilities related to payables for Benjamin Klein and entities he owns.

On July 14, 2022, in connection with the Success TMS Acquisition, the Company assumed the obligation of Success TMS to repay the Klein Note. The Klein Note totaled $2.1 million, bore interest at a rate of 10% per annum and matured on May 1, 2024. The carrying value of the Klein Note as at June 30, 2024 was nil (June 30, 2023 – $2.1 million). During Q2 2024 and YTD 2024, the Company recognized nil in interest expense related to the Klein Note (Q2 2023 and YTD 2023: $0.06 million and $0.1 million, respectively). The Klein Note was fully repaid at maturity.

In addition, on November 20, 2023, the Company entered into the Klein Note Settlement Agreement and on August 9, 2024 the Company entered into the PA Settlement Agreement. See “Indebtedness and Capital Raising—Other Indebtedness” above and “Part II – Item 1. Legal Proceedings” below.

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

For additional information, see Note 19 of our unaudited condensed interim consolidated financial statements as of June 30, 2024 and for the three- and six-months ended June 30, 2024 and 2023 for a qualitative and quantitative discussion of our exposure to these market risks.

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

Management, under the oversight of the CEO and CFO, has evaluated the design and effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the CEO and the CFO concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were ineffective as a result of a material weakness identified in the Company’s internal control over financial reporting, which is further described below.

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

There has been no change in the Company’s disclosure controls and procedures that occurred during the three- and six-months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures.

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

Based on this evaluation, the CEO and CFO has concluded that, as of June 30, 2024, the Company’s internal controls over financial reporting were ineffective as a result of the identified material weakness.

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

Notwithstanding the material weakness described above, management has concluded that the Company’s audited consolidated financial statements as at and for the year ended December 31, 2023 and the unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2024 present fairly, in all material respects, the Company’s financial position, results of operations, changes in equity and cash flows in accordance with US GAAP.

Except as described above in respect of our remediation efforts, there has been no change in the Company’s ICFR that occurred during the three and six months ended June 30, 2024 that has materially affected, or is reasonable likely to materially affect, the Company’s ICFR.

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

On November 21, 2023, the Company announced it entered into the Klein Note Settlement Agreement. Under the terms of the Klein Note Settlement Agreement, the Company agreed to make payments to the Klein Plaintiff in the total amount of approximately $2.2 million, structured as an initial immediate payment of $250,000, weekly payments of $75,000 thereafter up to and until the May 1, 2024 maturity date of the Klein Note, upon which the balance owing will be due. In exchange for entry into the Klein Note Settlement Agreement, the Klein Plaintiff dismissed, with prejudice the Klein Note Action on November 27, 2023, and both parties provided a mutual release of claims. The Klein Note was fully repaid at maturity.

Purchase Agreement Claims

As previously disclosed, on May 24, 2023, the Seller Parties filed the Delaware Complaint concerning the Purchase Agreement Claims. The Purchase Agreement Claims allege contractual fraud, indemnification for breach of certain representations and warranties of the Company contained in the Success Purchase Agreement, other breaches of the Success Purchase Agreement and a registration rights agreement, and breach of the implied covenant of good faith and fair dealing. The Delaware Complaint seeks damages in an amount to be determined at trial, which are alleged to exceed $1 million. On October 2, 2023, the Company and the other defendants moved to dismiss the Purchase Agreement Claims.

On November 20, 2023, the court stayed the Purchase Agreement Claims until May 13, 2024. On May 13, 2024, the parties filed a stipulation and proposed order lifting stay and resetting briefing schedule on defendants’ motion to dismiss the Purchase Agreement Claims.

One of the claims at issue in the Purchase Agreement Claims includes alleged breach of the Success Purchase Agreement entered into between the Company and the Seller Parties for failure by the Company to release an additional 2,908,665 Common Shares have been held back and deposited with an escrow agent.

On August 9, 2024, the Company announced that it entered into the PA Settlement Agreement in regard to the Purchase Agreement Claims. Pursuant to the PA Settlement Agreement and in full satisfaction of the claims, Greenbrook has agreed to (i) pay the plaintiffs a cash settlement amount equal to US$800,000, comprised of a US$200,000 up-front payment followed by equal monthly installments of approximately US$67,000, (ii) the entry into an assignment and assumption agreement effectively providing for the transfer to Mr. Klein of Greenbrook’s 12 Treatment Center locations in the State of New Jersey, and (iii) payment of certain payroll taxes owing in the amount of approximately US$110,000, plus interest and penalties owing thereon. Closing of the settlement is expected to occur on or about August 15, 2024.As of the date of this Quarterly Report, we were in compliance with the terms of the PA Settlement Agreement.

The parties to the Delaware Complaint filed a stipulation of dismissal with the court on August 9, 2024 that dismissed the Purchase Agreement Claims, with prejudice.

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

ITEM 1A. RISK FACTORS

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report, as filed with the SEC on April 26, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report. During the three and six months ended June 30, 2024, except as described elsewhere in this Quarterly Report, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Document Description

10.1*

Thirty-Seventh Amendment to Credit Agreement, dated August 2, 2024, between Greenbrook TMS Inc. and Madryn Health Partners II (Cayman Master), LP and the Amended and Restated Credit Agreement between Greenbrook TMS Inc., certain subsidiaries of Greenbrook TMS Inc., Madryn Health Partners II (Cayman Master), LP and the lenders from time-to-time party thereto, dated July 14, 2022

10.2

Settlement Agreement and Release, dated August 9, 2023, by and among Success Behavioral Holdings, LLC, Theragroup LLC, Benjamin Klein, and Batya Klein and The Bereke Trust U/T/A dated 2/10/03; and TMS NeuroHealth Centers, Inc., Greenbrook TMS Inc., William Leonard and Erns Loubser.

10.3	Arrangement Agreement, dated August 12, 2024, between Neuronetics, Inc. and Greenbrook TMS Inc.

10.4

Term Loan Exchange Agreement, dated August 12, 2024, by and among Greenbrook TMS Inc., Madryn Fund Administration, LLC, as administrative agent, Madryn Health Partners II, LP, Madryn Health Partners II (Cayman Master), LP, and Madryn Select Opportunities, LP

10.5	Form of Voting and Support Agreement by and between Neuronetics, Inc. and the Directors and Officers of Greenbrook TMS Inc.

10.6	Voting and Support Agreement, dated August 11, 2024, by and between Neuronetics, Inc. and Greybrook Health Inc.

10.7	Voting and Support Agreement, dated August 11, 2024, by and between Neuronetics, Inc. and 1315 Capital II, LP.

10.8	Voting and Support Agreement, dated August 11, 2024, by and between Neuronetics, Inc. and Madryn Select Opportunities, LP

10.9	Voting and Support Agreement, dated August 11, 2024, by and between Neuronetics, Inc. and Madryn Health Partners II, LP

10.10	Voting and Support Agreement, dated August 11, 2024, by and between Neuronetics, Inc. and Madryn Health Partners II (Cayman Master), LP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Greenbrook TMS Inc.
	By:	/s/ Bill Leonard
Date: August 13, 2024		Name: Bill Leonard Title: President & Chief Executive Officer (Authorized Signatory and Principal Executive Officer)